Form 10-K405
period 1997-12-31
MMC NETWORKS INC
filed 1998-03-23
CIK 1044660

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ---------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

                        COMMISSION FILE NUMBER: 0-23023

                               ---------------

                              MMC NETWORKS, INC.
            (Exact name of registrant as specified in its charter)

                    DELAWARE                                        77-0319809
(STATE OR OTHER JURISDICTION OF INCORPORATION OR       (I.R.S. EMPLOYER IDENTIFICATION NO.)
                 ORGANIZATION)
     1134 EAST ARQUES AVENUE, SUNNYVALE, CA                           94086
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                         (ZIP CODE)

      Registrant's telephone number, including area code: (408) 731-1600

                                ---------------

          Securities registered pursuant to Section 12(b) of the Act:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
                      NONE                                             NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        Common Stock, $0.001 par value
                               (TITLE OF CLASS)

                               ---------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 13, 1998, as reported on the National Market of The Nasdaq Stock Market, was approximately $213,012,972. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 13, 1998, the registrant had outstanding 29,274,597 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for registrant's Annual Meeting of Stockholders to be held May 28, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  The Business section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those detailed in the Company's S-1 registration statement and those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Factors Affecting Future Results" commencing on page 21 of this Report.

                                    PART I

                               ITEM 1. BUSINESS

THE COMPANY

  MMC Networks, Inc. (the "Company" or "MMC Networks") is a leading developer and supplier of network processors--high-performance, open-architecture, software-programmable processors optimized for network applications. The Company's network processors form the core silicon "engines" of LAN and WAN switches and routers and are designed to allow network equipment vendors to rapidly develop high-performance, feature-rich, cost-effective products supporting a broad range of networking functions. MMC networks' customers employ the Company's network processors to develop and market multi-gigabit, wire-speed switches and routers with advanced features such as Layer 3 switching, internetworking of LANs and WANs, security, class of service, quality of service and network management.

  The Company's current products, the PS1000, ATMS2000 and AF5000 families of network processors, provide the core functionality of high-performance Fast Ethernet and Asynchronous Transfer Mode ("ATM") networking equipment, respectively. The Company believes that network equipment vendors are able to reduce design and development costs and accelerate product development cycles for high-performance routers and switches by using the Company's products. All of the Company's products are based on the Company's proprietary VIX/TM/ architecture, which enables network equipment vendors to easily and cost-effectively implement high-performance, value-added features in their switch and router products.

  The Company was incorporated in California in September 1992 and reincorporated in Delaware in October 1997. The Company's principal executive offices are located at 1134 East Arques Avenue, Sunnyvale, California 94086, and its telephone number is (408) 731-1600.

INDUSTRY BACKGROUND

  The proliferation of high-performance personal computers, workstations and servers along with the growing reliance on increasingly data-intensive networked applications has resulted in dramatic growth in traffic over data networks. In addition, as organizations and individuals increasingly rely on intranets and the Internet, networks have been extended to connect branch offices, home offices, mobile users and, more recently, customers and suppliers. The rise in data traffic has been accompanied by substantial growth in the number of protocols employed in LAN and WAN networking, including Ethernet, Token Ring, Fiber-Distributed Data Interface ("FDDI"), WAN serial lines, X.25, Frame Relay and dial-up access. More recently, Fast Ethernet, Gigabit Ethernet, higher-speed Frame Relay and ATM networks are beginning to be deployed. These trends continue to drive demand for high-performance networking equipment that supports internetworking a variety of types of LANs and WANs.

  As the size and performance requirements of networks have grown, network equipment vendors have increasingly focused on advanced switching and routing devices to enable large-scale, high-performance networks. Known as Layer 3 switches, IP switches, high-speed routers or switching routers, these devices are designed to enable a network hierarchy that facilitates the implementation of such networks. In addition to improved performance and multiprotocol connectivity, enterprises and network service providers are increasingly demanding networking equipment that supports a broad variety of advanced features, without compromising performance. For example, as the reach of enterprise data networks has spread to WANs and the Internet, network administrators need security at multiple points in the network. As businesses become more dependent on intranets and the Internet, they are increasingly focused on differentiated classes or priorities of service for certain of their applications and users to make more efficient use of networking resources. Similarly, new applications such as video conferencing, multimedia training and Internet telephony require end-to-end quality of service guaranteed across entire networks. Finally, in order to implement advanced features and functionality across complex, high speed networks, network administrators also need better network management capabilities to help them analyze the traffic flowing through the network, to anticipate traffic growth and to quickly isolate and solve network problems.

  While attempting to respond to customer demands for more performance, new capabilities, greater security and better management, network equipment vendors face growing competition, evolving networking standards and increasing market segmentation. Rapid growth in the data networking industry has attracted a multitude of new entrants who are competing with or, in many instances, are being acquired by major network equipment vendors. To compete effectively, network equipment vendors must improve their time-to-market and lower their costs while continuing to increase performance and add advanced features and differentiated functionality. At the same time, network equipment vendors must support multiple evolving industry standards and protocols and must address the diverse needs of customers in an increasingly segmented networking market. For example, a small office may require a simple network built with one Ethernet LAN switch, a large corporation may require multiple Fast Ethernet high-speed routers connected to an ATM campus backbone switch, and an Internet service provider may require a dedicated OC-3 or SDH-1 backbone switch with downlinks that support dedicated and dial-up connectivity.

  In order to address the needs of their increasingly diverse customer base and provide support for a broad array of networking protocols and functionalities without substantially degrading performance, network equipment vendors have employed increasingly capable semiconductor devices in their networking equipment, the most important being those used as the switching or routing "engines." Network equipment vendors have traditionally relied on two general approaches for these semiconductor engines: general purpose processors which are software-programmable or custom-developed ASICs. Each of these approaches has advantages but involves significant trade-offs with respect to performance, feature implementation, time-to-market and cost. Switches and routers utilizing general purpose processors can be brought to market relatively rapidly, can be easily adapted to changes in industry protocols and standards and can be programmed in software to add additional features, but these benefits are usually not achievable without significant performance degradation or unacceptably high unit production cost. Alternatively, switches and routers based on ASICs can be designed to achieve high performance and produced at relatively low unit cost, but the ASIC development cycle is usually too time consuming to permit the development of high-performance ASICs with advanced feature sets while meeting network equipment vendors' time-to-market constraints. In addition, ASICs involve the risk of additional delays associated with multiple iterations that may be required in the ASIC development cycle, provide little flexibility to conform to rapidly evolving standards and protocols and lack the full feature support that would allow them to address multiple segments of the networking market. Consequently, neither approach achieves network equipment vendors' requirements for high performance and advanced features without imposing an unacceptable time-to-market and/or cost burden.

MARKET OPPORTUNITY FOR NETWORK PROCESSORS

  The Company believes that these market trends have created a significant opportunity for network processors--high-performance, open-architecture, software-programmable processors optimized for networking applications. These network processors enable the design and development of switching and routing solutions that incorporate advanced features, operate without significant performance degradation, address evolving standards and multiple market segments through software programmability, and can be produced in a cost-efficient manner and within the time-to-market constraints of the competitive networking equipment market. The Company believes that network processors offer network equipment vendors the ability to reduce the time and expense involved in developing customized chip sets for individual network switching products, while allowing vendors to focus on developing networking systems which are powerful, cost-effective, differentiated and feature-rich to satisfy the needs of their increasingly diverse customer bases.

MMC NETWORKS' SOLUTION

  MMC Networks is a leading developer and supplier of network processors enabling a new generation of high-performance networking equipment. These network processors are designed to allow network equipment vendors to rapidly develop high-performance, feature-rich, cost-effective, scalable LAN and WAN switches and routers targeting the specific needs of distinct customer segments. The Company believes that, by designing-in the Company's network processors, network equipment vendors can simultaneously reduce development costs, accelerate time-to-market and focus on enhancing system differentiation with advanced features and functionality. Using the Company's network processors as building blocks, MMC Networks' customers are offering or designing multi-gigabit, wire-speed switches and routers with enhanced features including internetworking among multiple types of LANs and WANs, security, class of service, quality of service and network management without significant performance degradation.

  The Company currently offers the PS1000 Fast Ethernet, ATMS2000 ATM and AF5000 multiservice families of network processors. All of the Company's products are based on the Company's ViX architecture, which is designed to enable network equipment vendors to construct cost-effective, high-bandwidth, high-port-count, feature-rich, modular and stand-alone switches and routers. The Company's proprietary Per Flow Queuing ("PFQ") technology extends the ViX architecture to support class of service and quality of service for network switches.

MMC NETWORKS' STRATEGY

  MMC Networks' strategy is to enable network equipment vendors to rapidly develop and introduce differentiated products by leveraging the high-performance, feature-rich, software-programmable and cost-effective network processors offered by the Company. Key elements of the Company's strategy include the following:

  Target High-Growth Markets. MMC Networks' network processors target the rapidly growing enterprise and service provider markets. These markets require high-performance, feature-rich, mid- to high-end LAN and WAN networking equipment solutions. The Company believes that as these markets continue to grow, they will become increasingly specialized. Consequently, network equipment vendors will need to deliver a broader mix of products in order to satisfy increasingly sophisticated and diverse customer performance and feature requirements. The Company focuses on the design and development of network processors that enable network equipment vendors to rapidly design and bring to market a broad variety of differentiated networking solutions meeting the performance and feature requirements of this evolving market.

  Facilitate Customer Success. Increasing competition and evolving networking standards have exerted and will continue to exert pressure on network equipment vendors to introduce new products rapidly and cost-effectively. MMC Networks' network processors are designed to improve network equipment vendors' time-to-market and lower their development costs by providing them with software programmable processing functionality to enable them to address evolving standards and multiple market segments. The Company works closely with its customers to design network processors that enable performance and functionality compatible with such customers' current and future needs and that complement network equipment vendors' product development efforts.

  Extend Technology Leadership. MMC Networks has made substantial investments in the technologies that underlie its network processors, with the goal of setting new price/performance benchmarks and enabling the widespread use of sophisticated networking functionality. For example, the Company's ViX architecture, which forms the basis of all of its products, is designed to enable network equipment vendors to implement value-added features without significant performance degradation. MMC Networks is continually developing new technologies for its network processors, such as the Company's AF5000 family network processors, which were designed to integrate the processing of data from different protocols.

  Leverage Fabless Semiconductor Model. MMC Networks seeks to leverage the flexibility of its fabless semiconductor business model to lower technology and production risks, increase profitability and reduce time-to-market. The Company's fabless model allows it to focus on its core network processor design competencies, while minimizing the capital and operating infrastructure requirements. In addition, the Company's reliance on mainstream semiconductor design and manufacturing technologies rather than newer, more expensive manufacturing processes reduces the risks inherent in newer, less proven process technologies.

TECHNOLOGY

  MMC Networks' network processors are high-performance, multi-gigabit, open-architecture, software-programmable processors with instruction sets that have been optimized for processing and switching data, voice and video packets and cells. The Company believes that the key underlying technologies employed in its network processors give it a substantial competitive advantage. The core technologies employed in current products include the Company's ViX architecture, Per-Flow Queuing technology, Direct Replication Engine technology, Virtual SAR technology and Programmable BitStream Processor technology.

  ViX Architecture. The ViX architecture is a switch fabric architecture that uses a patented point-to-point connection matrix that permits the use of a wide, centralized, shared-memory structure, while separating control information from user data. The ViX architecture's use of "point-to-point connections" is designed to enable network equipment vendors to easily scale the number of ports in their switches and routers, unlike shared-bus architectures that run into clock frequency, bus capacitance and pin count limitations. The use of a "wide, centralized shared-memory structure" enables network equipment vendors to scale the bandwidth and amount of buffer memory, unlike crossbar architectures which become increasingly expensive as bandwidth and buffer requirements increase. The "separation of control information from user data" enables network equipment vendors to more easily implement high-performance processing, queuing, replication and switching functions for networking applications, unlike shared-bus and crossbar architectures, which may require complex processors to coordinate multiple functions across multiple ports and the replication of user data within their buffers. In addition, the ViX architecture is designed as an open architecture, providing external access to the appropriate timing and control signals, which enables network equipment vendors to more easily implement differentiated features and functionality.

  Per-Flow Queuing Technology. All networking switches and routers must buffer data when networks become congested. Networks that use conventional switches and routers usually buffer data on a linear, first-in-first-out ("FIFO") basis. As data accumulates in the buffer, new data sits "behind" all of the information that previously arrived at the switch/router. High-priority information sent to that switch or router is not distinguished from other data and is therefore "stuck" in the back of the buffer until such other data is sent. MMC Networks' PFQ technology is designed to alleviate the limitations of FIFO queuing by assigning each piece of data to its own unique queue and then scheduling the sending of the data according to software-programmable algorithms developed by the network equipment vendor, thus allowing the switch or router to implement class of service or quality of service functionality. Switches and routers incorporating PFQ technology can be designed to support up to 500,000 queues, providing enough queues for large-scale networks.

  Direct Replication Engine Technology. When data must be broadcast to all ports on a switch or router or "multicast" to select ports, routers and switches must replicate data packets for each port connection. This process may significantly degrade performance. MMC Networks' Direct Replication Engine technology is designed to provide wire-speed multicast and broadcast capability by leveraging the separation of control information from user data enabled by the ViX architecture. This capability allows the switch or router to store a single copy of the data to be transmitted and replicate it to multiple ports in a single instruction cycle.

  Virtual SAR Technology. Conventional switches and routers use expensive segmentation and reassembly ("SAR") chips to convert frames to cells and vice versa, thus enabling the internetworking of ATM with Ethernet, frame relay and other packet-based protocols. The Company's Virtual SAR technology provides the ability to convert frames to cells and vice versa, thus eliminating the need for expensive external SAR chips.

  Programmable BitStream Processor Technology. MMC Networks' Programmable BitStream Processor technology performs the processing of packet and cell headers including such functions as real-time parsing, matching and table look-up, as well as bit stream manipulations such as adding, deleting, substituting, appending and pre-pending. This functionality enables network equipment vendors to build high-performance switches and routers with additional services that address network security, class of service and quality of service and improve management throughout the network.

TARGET MARKETS AND PRODUCTS

  MMC Networks' products serve two primary markets: the enterprise network market and the service provider market. The Company's Fast Ethernet and ATM products are being designed into networking equipment intended for both of these markets. The following table summarizes selected product and service applications within each of these markets:

              ENTERPRISE NETWORK                    SERVICE PROVIDER SERVICES
-----------------------------------------------------------------------------
  Wiring Closet          Remote Access       Internet            Voice
  Power Workgroup        WAN Backbone        Frame Relay         Cable
  Campus Backbone                            ATM                 Dial
                                             xDSL


  The Company's PS1000, ATMS2000 and AnyFlow 5000 product families provide the core functionality for Fast Ethernet and ATM switches and routers developed by network equipment vendors targeting both the enterprise network and service provider markets. The Company also offers reference design kits, which assist customers in their technical evaluation of the Company's products.

  The PS1000 Family. The PS1000 network processor family implements the core functionality of a high-performance Fast Ethernet switch, provides extensions for layer 3 routing and is optimized for power workgroup, wiring closet and LAN backbone applications. The PS1000 network processor family enables network equipment vendors to build low-cost, highly-integrated solutions supporting scalable port densities from eight to 128 10-Mbps Ethernet ports and up to 32 100-Mbps Fast Ethernet ports with the option of one or two ATM uplinks. The flexible PS1000 ViX-based architecture allows a high degree of customer product differentiation in terms of bandwidth segmentation, port type implementations, support for external frame forwarding, prioritization and uplinks.

  The following table sets forth MMC Networks' PS1000 product family:

    PRODUCT                               DESCRIPTION
-------------------------------------------------------------------------------
  PS1001 PSP   Packet switch processor which provides the central core of the switching operation
  PS1002 FEIU  Fast Ethernet interface unit comprised of four 10/100-Mbps full-
               duplex Fast Ethernet MAC ports
  PS1003 EIU   Ethernet interface unit comprised of six 10-Mbps MAC ports and two 10/100-Mbps MAC ports
  PS1004 AIU   ATM interface unit that provides an ATM uplink for Ethernet switches
  PS1005 ARL   Address resolution logic device that provides full frame
               forwarding and filtering logic
  PS1007 NCB   Network component interconnect ("NCI") bus to CPU bridge
  PS1008 NPB   NCI bus to PCI bus bridge

  A 16-port full-duplex Fast Ethernet switch can be constructed using a set of four PS1001s, four PS1002s, four PS 1005s, and either a PS1007 or PS1008. This chip set is priced at approximately $480 per set in quantities of 1,000 per year. PS1004 processors may be used to add optional ATM uplinks to the switch.

  The ATMS2000 Family. The ATMS2000 network processor family provides the core functionality of a high-performance ATM switch and the capabilities for layer 3 routing. The ATMS2000 network processor family is optimized for feature-rich building or campus backbones, power workgroups and WAN access. The ATMS2000 network processor family provides a cost-effective solution for 2.5- or 5-Gbps switches and routers with port densities of up to 32 OC-3 ports or eight OC-12 ports. The flexible ViX-based architecture enables the centralized implementation of value-added features such as PFQ, as well as customer-defined features, without the need to change any of the linecards in the network.

  The following table sets forth MMC Networks' ATMS2000 product family:

  PRODUCT                               DESCRIPTION
-------------------------------------------------------------------------------
  ATMS2001 Memory access buffer which acts as an interface between the ATMS2002
  MBUF     PIF and a common memory bank
  ATMS2002 Port interface which interfaces the ATMS2000 switch core with ATM
  PIF      Physical Layer Devices
  ATMS2003 Switch controller which manages data queues and provides an
  SWC1     interface to the CPU
  ATMS2004 Switch controller which manages the reading and writing of data to
  SWC2     various external data structures and performs pipeline control
  ATMS2101 Optional feature chip set that monitors and polices cell traffic,
  Xchecker providing statistics, usage parameter control and/or packet discard
  ATMS2110 Optional feature chip set that offloads cell reception and
  Xport    transmission from the CPU
  ATMS2200 Co-processor that implements PFQ
  Xstream


  A 32-port OC-3 5-Gbps switch utilizing the Company's ATMS2000 network processor requires six ATMS2001s, eight ATMS2002s and one each of the ATMS2003 and ATMS2004. This chip set is priced at approximately $2,000 per set in quantities of 1,000 per year. The ATMS2101, ATMS2110 and ATMS2200 may be used to add additional features to the network processor.

  The AnyFlow 5000 Family. MMC Networks' AnyFlow 5000 network processor family implements the Company's new Virtual SAR and Programmable BitStream Processor technologies. The AnyFlow 5000 family employs a modular design which enables a wide range of networking equipment, including both Ethernet and ATM switches and routers. The AnyFlow 5000 network processors are designed to provide Layer 3 switching and routing with quality of service and packet/cell internetworking at a bandwidth of 20 Gbps and with throughput of up to 20 million packets-per-second. AnyFlow network processors scale up to 128 Fast Ethernet or ATM OC-3 ports, 16 Gigabit Ethernet ports or 32 ATM OC-12 ports. The AF5000 is MMC Network's newest family of network processors. Samples of the AnyFlow 5000 products have been available since the fourth quarter of 1997, and the Company anticipates that the products will be shipped in volume production during the second half of 1998. No assurance can be given that the AnyFlow product line will become commercially available on a timely basis, will provide the functional and performance advantages expected by customers, or will find market acceptance. The success of the Company's products may also be adversely affected if the Company's customers face any problems related to such products.

  Reference Design Kits. To facilitate the adoption by network equipment vendors and speed the design cycle for its network processors, MMC Networks designs and makes available system-level reference design kits. The Company's reference design kits include a reference machine, schematics, layout details, documentation and firmware, including device drivers and diagnostic software. Source code for the reference machines can be licensed from the Company, as can the bus models for those companies who design their own interfaces to the network processors.

  Products Under Development. The Company expects to continue to enhance and refine its network processors, while adding additional operational features designed to make the Company's products more attractive to a wide range of network equipment vendors.

CUSTOMERS

  MMC Networks sells its products to a variety of network equipment vendors. As of December 31, 1997, the Company had achieved more than 40 design wins with in excess of 30 network equipment vendors, of which 10 (Cisco, D-link, Fujitsu, Hitachi, NBase, NEC, Olicom, SNT, Sumitomo and Toshiba) are shipping networking products that incorporate the Company's network processors. To qualify as a design win, a network equipment vendor must have (i) purchased network processor prototypes, a reference design kit or software drivers from the Company and (ii) commenced development of a product incorporating the Company's network processors. During the design-in process, the Company works closely with each customer to assist in resolving technical questions and to help the customer achieve volume production of its products. Achieving a design win with a network equipment vendor provides no assurance that such network equipment vendor will ultimately ship products incorporating the Company's network processors.

  Cisco, Mitsui Comtek Corp., a non-stocking sales representative for Japan, and the U. S. Computer Division of Hitachi accounted for 28%, 28% and 12%, respectively, of total revenues for the year ended December 31, 1997 and 51%, 15% and 10%, respectively, of total revenues for the year ended December 31, 1996. Cisco, Ipsilon, Toshiba, and Agile represented 48%, 12%, 11% and 11%, respectively, of total revenues for the year ended 1995. None of the Company's customer purchase agreements contains a minimum purchase requirement. Customers typically purchase the Company's products pursuant to short-term purchase orders that may be canceled without charge if notice is given within an agreed-upon period.

SALES, MARKETING AND TECHNICAL SUPPORT

  The Company targets customers based on industry leadership, technology leadership and target applications. The Company maintains close working relationships with its customers in order to design and develop solutions which specifically address their needs. The Company markets its products through a direct sales and marketing organization, headquartered in Sunnyvale, California, with a sales office in Massachusetts, and through sales representatives in the United States, Canada, Japan, Taiwan and the United Kingdom. Sales representatives are selected for their understanding of the networking marketplace and their ability to provide effective field sales support for MMC Networks' products. The Company's relationships with many of its representatives have been established within the last year, and the Company is unable to predict the extent to which some of these representatives will be successful in marketing and selling the Company's products.

  Sales to U.S. customers account for the substantial majority of MMC Networks' revenues. Although the Company has a number of international customers, substantially all of these customers currently order through, and receive shipments at, their U.S. operations.

  The Company has a number of marketing programs designed to inform network equipment vendors about the capabilities and benefits of the Company's products. The Company's marketing efforts include participation in industry trade shows, technical conferences and technology seminars, preparation of competitive analyses, sales training, publication of technical and educational articles in industry journals, maintenance of MMC Networks' World Wide Web site, advertising and direct mail distribution of Company literature.

  Technical support to customers is provided through factory system engineers and, if necessary, product designers and architects. Local field support is provided in person or by telephone. The Company plans to hire additional support staff for remote offices, as the need arises. The Company believes that providing network equipment vendors with comprehensive product service and support is critical to maintaining a competitive position in the networking market and is critical to shortening customers' design-in cycles. The Company works closely with its customers to monitor the performance of its product designs and to provide support at each stage of customer product development.

RESEARCH AND DEVELOPMENT

  The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements and emerging industry standards. MMC Networks has made and plans to continue to make substantial investments in research and development and to participate in the development of industry standards.

  The Company focuses its development efforts on network processor product development. Before a new product is developed, the Company's research and development engineers work with marketing managers and customers to develop a comprehensive requirements specification. After the product is designed and commercially released, Company engineers continue to work with customers on early design-in efforts to understand requirements for future generations and upgrades. Most of the Company's engineers are involved in algorithm and chip design and verification. In addition, the Company also has a group of software engineers and reference machine designers.

  The Company's research and development expenditures, net of nonrecurring engineering funding received from customers, totaled $8.3, $3.3, and $1.8 million in the years ended December 31, 1997, 1996 and 1995, respectively, representing 38%, 31% and 312% of revenues for such periods, respectively. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs. These expenses are reduced by non-recurring engineering fees paid by the Company's customers to facilitate product development projects. As of December 31, 1997, there were 45 employees engaged in research and development. The Company performs its research and product development activities at its headquarters in Sunnyvale, California.

MANUFACTURING

  Currently, the Company outsources all of its semiconductor manufacturing, assembly and test. The Company's suppliers currently deliver fully assembled and tested products on a turnkey basis. This "fabless" semiconductor manufacturing model allows the Company to focus substantially all of its resources on the design, development and marketing of products and significantly reduces the capital requirements of the Company.

  In 1995 and 1996, MMC Networks subcontracted its semiconductor manufacturing to Oki Semiconductor and NEC in Japan and Motorola, Inc. in the United States. In 1997, the Company added TSMC in Taiwan. In 1998, it is expected that a growing percentage of the Company's production will be contracted to TSMC and potentially other new suppliers as new products reach volume production. The Company chose these four manufacturers in large part due to their conformance with international standards of technology, their capacity, their quality and their support for the state-of-the-art design tools used by MMC Networks. Only one of the Company's products is currently manufactured by more than one supplier.

  MMC Networks uses mainstream CMOS processes for the manufacturing of its products instead of depending on leading edge processes in order to help reduce technical risks and production capacity constraints. The Company's main products currently are fabricated in .35, .5 and .8 micron CMOS. The Company continuously evaluates the benefits, on a product-by-product basis, of migrating to a smaller geometry process in order to reduce costs, and has commenced migration of certain products to smaller geometries. The Company believes that transitioning its products to increasingly smaller geometries will be important for the Company to remain competitive. No assurance can be given that future process migration will be achieved without difficulty.

  The Company must place orders approximately 12 to 14 weeks in advance of expected delivery. As a result, the Company has only a limited ability to react to fluctuations in demand for its products, which could cause the Company to have an excess or a shortage of inventory of a particular product. In the future, the Company expects to change its supply arrangements to assume more of the product manufacturing responsibilities. Such changes will include contracting for wafer manufacturing and subcontracting for assembly and test rather than purchasing finished product. The Company has begun investing in design tools, libraries and personnel with the expectation of assuming greater manufacturing responsibilities by mid 1998.

COMPETITION

  The data networking and semiconductor industries are intensely competitive and are characterized by constant technological change, rapid rates of product obsolescence and price erosion. The Company's PS1000, ATMS2000 and AF5000 product families compete with products from companies such as Texas Instruments, Lucent Technologies, PMC-Sierra, Galileo Technology, Integrated Telecom and I-Cube. In addition, the Company expects significant competition in the future from major domestic and international semiconductor suppliers. The Company also may face competition from suppliers of products based on new or emerging technologies. Moreover, several established electronics and semiconductor suppliers have recently entered or indicated an intent to enter the switching and routing equipment market. In addition, many of the Company's existing and potential customers, including Cisco, internally develop ASICs, general purpose processors, network processors and other devices which attempt to perform all or a portion of the functions performed by the Company's products.

INTELLECTUAL PROPERTY

  The Company's future success and ability to compete are dependent, in part, upon its proprietary technology. The Company has been granted one patent in the United States, the claims of which cover certain aspects of its ViX architecture, and has received notice that two additional patents will issue. In addition, the Company has filed 24 other patent applications, 13 in the United States and 11 outside the United States, relating to other aspects of systems employing the ViX architecture. None of the Company's patent applications relate to specific products of the Company, such as the ATMS2000 and PS1000 lines of network processors, as the Company believes that it may be more effective to seek patent protection with respect to its key underlying technologies, such as aspects of its ViX Architecture.

  In addition, the Company claims copyright protection for certain proprietary software and documentation. The Company also attempts to protect its trade secrets and other proprietary information through agreements with its customers, suppliers, employees and consultants, and through other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful. In addition, the laws of certain countries in which the Company's products are or may be manufactured or sold, including Japan and Taiwan, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

  While the Company's ability to compete may be affected by its ability to protect its intellectual property, the Company believes that, because of the rapid pace of technological change in the networking industry, its technical expertise and ability to introduce new products on a timely basis will be more important in maintaining its competitive position than protection of its intellectual property and that patent, trade secret and copyright protection are important but must be supported by expanding the knowledge, ability and experience of the Company's personnel and introducing and enhancing products. Although the Company continues to implement protective measures and intends to defend vigorously its intellectual property rights, there can be no assurance that these measures will be successful. See Item 3--Legal Proceedings.

EMPLOYEES

  As of December 31, 1997, the Company had a total of 88 full-time employees and 3 full-time contractors. Of the total number of employees, 45 were in research and development, 17 in marketing and technical support, nine in sales and 17 in operations and administration. The Company's employees are not represented by any collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes its employee relations are good.

                EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

  The following table sets forth certain information regarding the executive officers and directors of the Company as of December 31, 1997.

          NAME           AGE POSITION
          ----           --- --------
Prabhat K. Dubey........ 47  President, Chief Executive Officer and Director
Amos Wilnai............. 58  Chairman of the Board, Executive Vice President, Business Development
Sena C. Reddy........... 49  Executive Vice President, Operations
Uday Bellary............ 43  Vice President, Finance, Chief Financial Officer and Assistant Secretary
Alexander Joffe......... 40  Vice President, Engineering
Brent R. Bilger......... 40  Vice President, Marketing
John A. Teegen.......... 39  Vice President, Sales
John G. Adler(1)........ 60  Director
Irwin Federman(2)....... 62  Director
Andrew S. Rappaport(2).. 40  Director
Geoffrey Y. Yang(1)..... 38  Director

--------
(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.

  Prabhat K. Dubey has served as the Company's President and Chief Executive Officer, and as a director, since he joined the Company in October 1994. From March 1994 to August 1994, Mr. Dubey was the Chief Operating Officer of Wireless Access, Inc., a supplier of communications devices and chip sets. From August 1989 to March 1994, he served as Vice President and General Manager of the Wireless & Messaging DSP IC Group at Lucent Technologies, a communications products company and former subsidiary of AT&T Corporation. Mr. Dubey holds a Ph.D. in Physics from the Indian Institute of Technology and an M.B.A. from the University of Western Ontario.

  Amos Wilnai has served as the Chairman of the Board of Directors since he founded the Company in September 1992. Since September 1994, Mr. Wilnai has also served as the Company's Executive Vice President of Business Development. From September 1992 to October 1994, he was the President of the Company. Mr. Wilnai has a B.S.E.E. degree from the Technion Institute of Technology in Israel and an M.S.E.E. degree from the Polytechnic Institute in Brooklyn.

  Sena C. Reddy has served as the Company's Executive Vice President of Operations since he joined the Company in January 1997. Prior to joining the Company, Mr. Reddy spent more than 11 years at Cirrus Logic Inc., a semiconductor company, where he served as the Senior Vice President of Operations from April 1994 to January 1997, Vice President of Manufacturing from July 1991 to April 1994 and the Director of Wafer Fabrication and Technology from September 1985 to June 1991. Mr. Reddy holds an M.S.E.E. degree from Oklahoma State University.

  Uday Bellary joined the Company as its Vice President and Chief Financial Officer in September 1997. From February 1997 until joining the Company, Mr. Bellary served as Vice President, Finance & Administration and Chief Financial Officer of DTM Corporation, a manufacturer of computer-driven laser systems for industrial prototyping. From May 1990 to December 1996, Mr. Bellary served in various positions at Cirrus Logic Inc., a semiconductor company, most recently as Director of Finance. Mr. Bellary holds a B.S. degree from Karnatak University and a DMA from the University of Bombay. He is also a chartered accountant and a certified public accountant.

  Alexander Joffe has served as the Company's Vice President of Engineering since July 1994. From March 1993 to July 1994, Mr. Joffe was the Company's Director of Engineering. Prior to joining the Company, Mr. Joffe spent more than eight years with Motorola Semiconductor Products, a semiconductor manufacturing subsidiary of Motorola, Inc., where he served most recently as an engineering manager. Mr. Joffe holds a B.S.E.E. degree from the Technion Institute of Technology in Israel.

  Brent R. Bilger has served as the Company's Vice President of Marketing since joining the Company in April 1997. Prior to joining the Company, Mr. Bilger spent more than seven years with Cisco, a network equipment vendor, where he served most recently as the Director of Marketing for service providers. Mr. Bilger also served as the Director of Marketing of high-end routers and ATM products during part of his tenure at Cisco. Mr. Bilger received a B.A. degree from Dartmouth College, a B.E. degree from Thayer School of Engineering, Dartmouth College, and an M.S.E.E. degree from Cornell University.

  John A. Teegen has served as the Company's Vice President of Sales since joining the Company in January 1997. From August 1994 to January 1997, Mr. Teegen was the Vice President of Worldwide Sales for Intellon Corporation, a semiconductor company. From August 1987 to August 1994, Mr. Teegen was employed by VLSI Technology, Inc., also a semiconductor company, where he served in a variety of sales management positions, most recently as the Vice President of Consumer and Industrial Sales. Mr. Teegen holds a B.S.E.E. degree from the University of Florida.

  John G. Adler has served as a director of the Company since March 1997. Mr. Adler served as the Chairman of the Board of Directors of Adaptec, Inc., an electronic equipment manufacturing company, from May 1990 through August 1997. Mr. Adler also served as the President of Adaptec, Inc. from May 1985 to August 1992 and as its Chief Executive Officer from December 1986 to July 1995. Mr. Adler holds a B.S.E.E. degree from University of Mississippi and was a Sloan Executive Fellow at Stanford University in 1971.

  Irwin Federman has served as a director of the Company since July 1994. Mr. Federman has been a general partner of U.S. Venture Partners, a venture capital firm, since April 1990. From 1988 to 1990 he was a Managing Director of Dillon Read & Co., an investment banking firm, and a general partner in its venture capital affiliate, Concord Partners. Mr. Federman also serves on the boards of directors of SanDisk Corporation, a memory systems company, Western Digital Corporation, a disk drive manufacturer, Komag Incorporated, a thin film media manufacturer, NeoMagic Corporation, a developer of multimedia accelerators, Checkpoint Software Technology, Ltd., a network security software company and several privately-held companies. Mr. Federman received a B.S. degree in Economics from Brooklyn College and was awarded an honorary Doctorate of Engineering Science from Santa Clara University.

  Andrew S. Rappaport has served as a director of the Company since July 1994. Mr. Rappaport has been a partner of August Capital, LLC, a venture capital firm, since July 1996. Prior to that time, Mr. Rappaport was the President of The Technology Research Group, Inc., a Boston-based strategic management consulting firm which he founded in August 1984. Mr. Rappaport attended Princeton University.

  Geoffrey Y. Yang has served as a director of the Company since July 1994. Mr. Yang has been a general partner of Institutional Venture Partners, a venture capital firm, since June 1989. He also serves on the Board of Directors of Excite, Inc., an Internet navigation service, and numerous private companies. Mr. Yang holds a B.A. in Economics from Princeton University, a B.S.E. in Engineering and Management Systems from Princeton University, as well as an M.B.A. from Stanford University.

  There are no family relationships among any of the Company's directors or executive officers.

                              ITEM 2. PROPERTIES

  The Company's main executive, administrative and technical offices occupy approximately 35,000 square feet in Sunnyvale, California, under a lease that expires in March 1999. Effective December 1, 1997, the

Company entered into a lease in Chelmsford, Massachusetts for approximately 4,000 square feet that expires in November 2002, which houses sales and customer support personnel. The Company believes that its existing facilities are adequate to meet its requirements through 1998.

                           ITEM 3. LEGAL PROCEEDINGS

  On October 27, 1997, FORE Systems, Inc. filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company willfully infringed two of FORE's patents. The complaint seeks both a preliminary and a permanent injunction against the Company, as well as recovery of damages. On December 17, 1997, FORE filed an amended complaint alleging patent infringement of an additional patent, seeking identical relief on all three patents and, in addition, FORE alleged trade secret misappropriation against MMC seeking preliminary and permanent injunctive relief as well as recovery of damages. On January 9, 1998, MMC filed a motion to dismiss or transfer the Pennsylvania action and to transfer the case to the Northern District of California. This motion is currently pending. The results of litigation are inherently uncertain, and there can be no assurance that the Company will prevail in any litigation with FORE. An adverse result in the FORE litigation could have a material adverse effect on the Company's business, financial condition and results of operations.

  In the normal course of business, the Company has been named as defendant in certain actions and could incur liability from such actions; however, any such liability is not determinable or estimable and in the opinion of management, the outcome of such litigation is not expected to have a material adverse effect on the results of operations and financial condition of the Company.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

                 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is traded on the Nasdaq National Market under the symbol "MMCN." The following table sets forth the range of the high and low sale prices by quarter as reported on the Nasdaq National Market since October 29, 1997, the date the Common Stock commenced trading.

   QUARTER                                                       HIGH    LOW
   -------                                                       ----  --------
   1997: Fourth Quarter (from October 29, 1997).................  $28   $12 5/8

  As of March 13, 1998, the number of common stockholders of record was 166. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

  On October 28, 1997, the Company commenced and completed its initial public offering (the "IPO") of 4,025,000 shares (including the exercise of the underwriters' over-allotment option consisting of 525,000 shares) of its Common Stock, $0.001 par value per share, at a public offering price of $11.00 per share pursuant to a registration statement on Form S-1 (file no. 333-34005) filed with the Securities and Exchange Commission. All of the shares registered were sold. Morgan Stanley Dean Witter, Deutsche Morgan Grenfell and Wessels, Arnold & Henderson were the managing underwriters of the IPO.

  The following table indicates the amount and aggregate offering price of the Common Stock registered and sold in the IPO for the account of the Company. There were no selling stockholders in the IPO.

                                        AGGREGATE PRICE OF                      AGGREGATE
                            AMOUNT       OFFERING AMOUNT                    OFFERING PRICE OF
   TITLE OF SECURITY      REGISTERED        REGISTERED       AMOUNT  SOLD      AMOUNT SOLD
   -----------------      ----------    ------------------   ------------   -----------------
   Common Stock,
    $0.001 par value   4,025,000 shares    $44,275,000     4,025,000 shares    $44,275,000

  The following table lists the amount of expenses incurred for the Company's account in connection with the issuance and distribution of the Common Stock issued in the IPO.

                            DIRECT OR INDIRECT PAYMENTS TO DIRECTORS
                            OR OFFICERS OF THE COMPANY OR THEIR
                            ASSOCIATES; TO PERSONS OWNING TEN PERCENT
                            OR MORE OF ANY CLASS OF EQUITY SECURITIES
                            OF THE COMPANY; AND TO AFFILIATES OF THE  DIRECT OR INDIRECT
                            COMPANY                                   PAYMENTS TO OTHERS
                            ----------------------------------------- ------------------
   Underwriting discounts
    and commissions........                     $0                       $ 3,099,250
   Finders' fees...........                     $0                       $         0
   Expenses paid to or for
    underwriters...........                     $0                       $         0
   Other expenses through
    December 31, 1997......                     $0                       $ 1,103,533
                                               ---                       -----------
   Total expenses..........                     $0                       $ 4,202,783
   Net Proceeds of IPO.....                                              $40,072,217
                                                                         ===========

  The following table lists the amount of net offering proceeds to the Company used for each of the purposes listed below for the period from October 28, 1997, the effective date of the registration statement, through December 31, 1997.

                             DIRECT OR INDIRECT PAYMENTS TO DIRECTORS
                             OR OFFICERS OF THE COMPANY OR THEIR
                             ASSOCIATES; TO PERSONS OWNING TEN
                             PERCENT OR MORE OF ANY CLASS OF EQUITY
                             SECURITIES OF THE COMPANY; AND TO        DIRECT OR INDIRECT
                             AFFILIATES OF THE COMPANY                PAYMENTS TO OTHERS
                             ---------------------------------------- ------------------
   Construction of plant,
    building and
    facilities.............                    $ 0                       $         0
   Purchase and
    installation of
    machinery and
    equipment..............                     $0                       $         0
   Purchase of real estate.                     $0                       $         0
   Acquisition of other
    business(es)...........                     $0                       $         0
   Repayment of
    indebtedness...........                     $0                       $         0
   Working capital.........                     $0                       $   500,000
   TEMPORARY INVESTMENT
    (SPECIFY)
   Asset-backed securities.                    $ 0                       $ 2,000,000
   Municipal bonds.........                    $ 0                       $ 8,601,296
   Commercial paper........                    $ 0                       $28,970,921
   OTHER PURPOSES (SPECIFY)
   Acquisition of minority
    equity interests in
    other corporations.....                     $0                       $         0

                        ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Report.

                                             YEAR ENDED DECEMBER 31,
                                    --------------------------------------------
                                      1997     1996     1995     1994     1993
                                    -------- -------- --------  -------  -------
STATEMENT OF OPERATIONS DATA:         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..........................  $ 21,930 $ 10,515 $    577  $   165  $   --
Cost of revenues..................     6,542    3,576      304       23      --
                                    -------- -------- --------  -------  ------
    Gross profit..................    15,388    6,939      273      142      --
                                    -------- -------- --------  -------  ------
Operating expenses:
  Research and development, net...     8,318    3,312    1,802      132    (186)
  Selling, general and
   administrative.................     6,240    3,225    1,151      298     184
                                    -------- -------- --------  -------  ------
    Total operating expenses......    14,558    6,537    2,953      430      (2)
                                    -------- -------- --------  -------  ------
Operating income (loss)...........       830      402   (2,680)    (288)      2
  Interest income, net............       504      317      104       62       5
                                    -------- -------- --------  -------  ------
Income (loss) before income taxes.     1,334      719   (2,576)    (226)      7
Provision for income taxes........       138       17       --       --      --
                                    -------- -------- --------  -------  ------
Net income (loss).................  $  1,196 $    702 $ (2,576) $  (226) $    7
                                    ======== ======== ========  =======  ======
Basic income per share(1).........  $   0.08 $   0.07 $  (0.38) $ (0.04) $ 0.00
                                    ======== ======== ========  =======  ======
Shares used to compute basic
 income per share(1)..............    14,432   10,652    6,808    6,081   6,075
                                    ======== ======== ========  =======  ======
Diluted income per share(1).......  $   0.04 $   0.03 $  (0.38) $ (0.04) $ 0.00
                                    ======== ======== ========  =======  ======
Shares used to compute diluted
 income per share(1)..............    29,113   25,745    6,808    6,081   6,075
                                    ======== ======== ========  =======  ======


                                                        DECEMBER 31,
                                              ---------------------------------
                                               1997    1996   1995   1994  1993
                                              ------- ------ ------ ------ ----
BALANCE SHEET DATA:                                     (IN THOUSANDS)
Cash, cash equivalents and short-term
 investments................................. $45,401 $6,318 $8,102 $2,920 $23
Working capital..............................  46,159  7,113  7,177  2,777  19
Total assets.................................  54,723 10,676  9,527  3,322  33
Long-term obligations........................     286    636    301    100  --
Total stockholders' equity...................  49,717  8,177  7,446  2,830  19

--------
(1) For an explanation of the number of shares used to compute basic and diluted net income per share, see Note 2 of Notes to Financial Statements.

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

  This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Future Results" commencing on page 21. The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Report.

OVERVIEW

  MMC Networks is a leading developer and supplier of network processors-- high-performance, open-architecture, software-programmable processors optimized for networking applications. From its inception in September 1992 through late 1995, the Company was engaged principally in research and development, and a substantial portion of the Company's operating expenses during such period was related to such research and development activities. The Company commenced volume shipments of its ATMS2000 products in late 1995 and of its PS1000 products in 1996. The Company's operating results in 1997 reflect increased market acceptance and sales of the Company's products. The Company recognizes revenue at the time of product shipment to its customers. Product returns and sales allowances, which have not been significant through December 31, 1997, are estimated and provided for at the time of sale.

  Substantially all of the Company's revenues have been derived from sales of its ATMS2000 and PS1000 product families to a small number of customers. Sales to the Company's three largest customers in 1997, 1996 and 1995 accounted for 68%, 76% and 71% of total revenues, respectively. The largest of these customers is Cisco, which accounted for approximately 28%, 51% and 48% of total revenues in 1997, 1996 and 1995, respectively. The decrease in the percentage of revenues attributable to Cisco is primarily the result of the significant increase in revenues from other customers. The level of sales to any customer can vary substantially from period to period based on the customer's product development cycle. The Company expects that significant customer concentration will continue for the foreseeable future. As a result, the Company's business, financial condition and operating results may be materially adversely affected by any cancellation, delay or deferral of orders by any of its significant customers. See "Factors Affecting Future Results-- Customer Concentration."

  The Company markets and sells its products primarily through a direct sales and marketing organization. Substantially all of the Company's sales to date have been to customers located in the United States, including sales to U.S.- based affiliates of non-U.S. network equipment vendors. The Company has sales representatives in the United States, Canada, Israel, Japan, Taiwan and the United Kingdom.

RESULTS OF OPERATIONS

  The following table sets forth certain financial data for the years ended December 31, 1997, 1996 and 1995 expressed as a percentage of the Company's revenues.

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1997     1996      1995
                                                    -------  -------  --------
   STATEMENT OF OPERATIONS DATA:
   Revenues........................................   100.0%   100.0%    100.0%
   Cost of revenues................................    29.8%    34.0%     52.7%
                                                    -------  -------  --------
       Gross profit................................    70.2%    66.0%     47.3%
                                                    -------  -------  --------
   Operating expenses:
     Research and development, net.................    37.9%    31.5%    312.3%
     Selling, general and administrative...........    28.5%    30.7%    199.5%
                                                    -------  -------  --------
       Total operating expenses....................    66.4%    62.2%    511.8%
                                                    -------  -------  --------
   Operating income (loss).........................     3.8%     3.8%   (464.5%)
     Interest income, net..........................     2.3%     3.0%     18.1%
                                                    -------  -------  --------
   Income (loss) before income taxes...............     6.1%     6.8%   (446.4%)
   Provision for income taxes......................     0.6%     0.1%      0.0%
                                                    -------  -------  --------
   Net income (loss)...............................     5.5%     6.7%   (446.4%)
                                                    =======  =======  ========

YEARS ENDED DECEMBER 31, 1997 AND 1996

  Revenues. Revenues increased to $21.9 million for the year ended December 31, 1997 from $10.5 million for the year ended December 31, 1996. This increase in revenues reflects the increased acceptance of the Company's ATMS2000 and PS1000 families of network processors by new and existing customers.

  Cost of Revenues; Gross Profit. Cost of revenues increased to $6.5 million for the year ended December 31, 1997 from $3.6 million for the year ended December 31, 1996 as a result of manufacturing costs associated with increased sales of the Company's network processors to new and existing customers, including volume shipments of the Company's PS1000 product family. Gross margin increased to 70.2% for the year ended December 31, 1997 from 66.0% for the year ended December 31, 1996. Gross margin was lower in 1996 as a result of higher costs associated with the commencement of volume production during this period. The Company anticipates that gross margins will decrease slightly in 1998 as changes in product mix and increased competition, especially with regards to the more price-sensitive products such as the PS1000 family, exert pressure on the Company's gross margins.

  Research and Development Expenses, Net. Net research and development expenses increased to $8.3 million for the year ended December 31, 1997 from $3.3 million for the year ended December 31, 1996 due to the addition of research and development personnel and associated costs. As a percentage of total revenues, research and development expenses were 37.9% and 31.5% for the years ended December 31, 1997 and 1996, respectively, reflecting a substantial increase in the Company's investment in research and new product development in 1997. In 1998, the Company expects research and development expenses to continue to increase in absolute dollars.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6.2 million for the year ended December 31, 1997 from $3.2 million for the year ended December 31, 1996 due to several factors: increased sales commissions on higher sales, increased product marketing costs associated with new products, additional personnel, higher costs associated with the Company's new headquarters facility, the establishment of a sales office in Massachusetts and additional costs associated with being a public company.

In 1998, the Company expects selling, general and administrative expenses to continue to increase in absolute dollars.

  Interest Income, net. Interest income reflects interest earned on average cash, cash equivalents and short-term investment balances. Interest income was $630,000 and $427,000 for the years ended December 31, 1997 and 1996, respectively, reflecting an increase in cash balances and investments from period to period, due primarily to receipt of net proceeds from the Company's IPO. Interest expense reflects interest on borrowings against lease lines to finance the acquisition of capital equipment. Interest expense was $126,000 and $110,000 for the years ended December 31, 1997 and 1996, respectively.

  Provision for Income Taxes. The provision for income taxes in 1997 reflects an effective rate of 10.3%, up from 2.4% in 1996. The federal and state income taxes payable in 1997 and 1996 relate to federal and state alternative minimum taxes and certain other permanent tax adjustments. Management expects the effective tax rate for 1998 to increase as compared to the current year.

YEARS ENDED DECEMBER 31, 1996 AND 1995

  Revenues. Revenues for 1996 and 1995 were $10.5 million and $577,000, respectively. The Company commenced sales of its network processors in late 1995 and substantially increased shipments to its customers in 1996.

  Cost of Revenues; Gross Profit. Cost of revenues was $3.6 million and $304,000 in 1996 and 1995, respectively, reflecting increased sales in these periods. Gross margin was 66.0% and 47.3% for 1996 and 1995, respectively. In 1995, the Company commenced shipments of its first ATMS2000 products, and the cost of revenues reflected the related start-up manufacturing costs during this period. In 1996, increased gross margin reflected increased production volumes resulting in lower unit prices paid to the Company's contract manufacturers.

  Research and Development Expenses, Net. Net research and development expenses were $3.3 million and $1.8 million in 1996 and 1995, respectively. Research and development expenses as a percentage of revenues were 31.5% and 312.3% in 1996 and 1995, respectively. The increase in research and development expenses in absolute dollars primarily reflected the addition of personnel and related costs during these periods. The decrease in research and development expenses as a percentage of revenues in 1996 reflected the substantial increase in product shipments in 1996.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.2 million and $1.2 million in 1996 and 1995, respectively. The increase in absolute dollars was due to several factors; increased commissions on higher sales, increased product marketing costs associated with new products, additional personnel, costs associated with the Company's new facility commencing in September 1996 and the establishment of a sales office in Boston. Selling, general and administrative expenses as a percentage of total revenues were 30.7% and 199.5% in 1996 and 1995, respectively. The decrease in selling, general and administrative expenses as a percentage of revenues reflected the substantial increase in product shipments in 1996.

  Interest Income, net. Interest income totaled $427,000 and $146,000 in 1996 and 1995, respectively. The increase reflects interest earned on higher balances of cash, cash equivalents and short-term investments resulting from sales of Preferred Stock in November 1995. Interest expense totaled $110,000 and $42,000 in 1996 and 1995, respectively. The increase in interest expense resulted from increased borrowing against established lease lines to finance the acquisition of capital equipment.

  Provision for Income Taxes. The provision for income taxes of $17,000 in 1996 represents federal and state alternative minimum taxes. No current provisions for income taxes were recorded in 1995 as the Company incurred net operating losses for income tax purposes from July 12, 1994, the date on which the Company elected to be taxed as a Subchapter C corporation, through December 31, 1995. In addition, no deferred benefit for income taxes was recorded in 1995 as the Company was in a net deferred tax asset position for which a full valuation allowance was provided.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosures prescribed by SFAS 130 are effective beginning with the first quarter of calendar 1998. The adoption of SFAS 130 in 1998 is not expected to have a material impact on the Company's financial statements.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The disclosures prescribed by SFAS 131 are effective for calendar 1998. The adoption of SFAS 131 in 1998 is not expected to have a material impact on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash and cash equivalents increased during 1997 by $40.6 million due primarily to receipt of net proceeds from the IPO of $40.1 million. Net cash provided by operating activities in 1997 of $2.4 million was the result of net income from operations adjusted for depreciation and amortization and an increase of accounts payable year over year for a total of approximately $4.4 million which was partially offset by an increase in accounts receivable of $2.5 million. Net cash used in investing activities in 1997 was $1.7 million and was due to the sale of short-term investments of $1.5 million offset by the purchase of capital equipment of $3.2 million. The net increase in cash and cash equivalents during 1996 of $4.6 million was primarily attributable to the sale of short-term investments of $6.3 million partially offset by an increase in accounts receivable of $1.4 million. The net decrease in cash and cash equivalents during 1995 of $338,000 primarily resulted from the net loss from operations of $2.6 million and the purchase of short-term investments of $5.5 million offset by the proceeds from the issuance of Preferred Stock of $7.2 million.

  The Company had working capital of $46.1 million at December 31, 1997 as compared to $7.1 million at December 31, 1996, and the Company's current ratio improved to 10.8 to 1 as of December 31, 1997 from 4.8 to 1 as of December 31, 1996.

  In April 1997, the Company entered into a $5.0 million revolving bank credit facility, which bears interest at the bank's prime rate, and a $3.0 million bank lease line, which bears interest at the bank's prime rate plus .5%. Both facilities expire in April 1998. At December 31, 1997, there were no borrowings outstanding under either facility. As of that date, however, the Company had $636,000 in borrowings under two prior lease facilities. See Notes 4 and 10 of Notes to Financial Statements.

  Through December 31, 1997, the Company had acquired approximately $5.4 million in capital assets. A portion of the Company's future capital expenditures will be devoted to enhancing and expanding the Company's operational, financial and management information systems. Capital expenditures through 1998 are expected to be funded in part out of working capital, and in part through existing and future credit and lease facilities.

  The Company uses a number of independent suppliers to manufacture substantially all of its products. As a result, the Company relies on these suppliers to allocate to the Company a sufficient portion of foundry capacity to meet the Company's needs and deliver sufficient quantities of the Company's products on a timely basis. See "Factors Affecting Future Results --Dependence on Independent Manufacturers." These arrangements allow the Company to avoid utilizing its capital resources for manufacturing facilities and work-in-process inventory and focus substantially all of its resources on the design, development and marketing of its products. The Company expects to assume more responsibility for managing product manufacturing in the future, which may entail additional expenditures. The Company anticipates that any such expenditures will be funded by working capital.

  The Company believes that the net proceeds of the IPO, together with its existing cash balances and available line of credit and cash flow expected to be generated from future operations, will be sufficient to meet the Company's capital requirements through the next twelve months, although the Company could be required, or could elect, to seek to raise additional capital before such time. This estimate is a forward-looking statement and the actual period of time for which the Company's resources will be sufficient will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending to support product development efforts and the expansion of sales and marketing efforts, the timing and size of business or technology acquisitions, the timing of introductions of new products and enhancements to existing products and market acceptance of the Company's products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

IMPACT OF THE YEAR 2000 ISSUE

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  During the first quarter of 1998, initial contact with both the Company's accounting system representatives and its significant outside suppliers indicates Year 2000 compliance and, as such, the Company does not expect to be required to modify or replace significant portions of its software to properly utilize dates beyond December 31, 1999. The Company has adopted a Year 2000 plan which includes comprehensive testing of all critical systems for Year 2000 compliance by June 1999. In addition, the plan provides for a full assessment of any potential Year 2000 issues, if any, related to software embedded in the Company's products. This assessment is expected to be completed prior to the release of the Company's Year 2000 Statement covering the compliance of its products with respect to Year 2000 issues, which is scheduled for June 1998.

  Costs related to the Company's Year 2000 plan will be expensed as incurred and are not currently expected to have a material effect on the results of operations of the Company. The Company's estimate of costs related to Year 2000 compliance is a forward-looking statement that is subject to risks and uncertainties that could cause actual costs to be higher, including whether management's assumptions of future events prove to be correct.

FACTORS AFFECTING FUTURE RESULTS

  As described by the following factors, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

  Limited Operating History; No Assurance of Future Profitability. Although the Company has experienced significant revenue growth in recent periods and first achieved profitability in the first quarter of 1996, these results should not be considered indicative of future revenue growth, if any, nor is there any assurance that the Company will be profitable in any future period. Due to anticipated increases in the Company's operating expenses, the Company's operating results will be adversely affected if the Company's revenues do not continue to increase. The sales cycle for the Company's products can range from three to six months or more, with an additional nine to 18 months or more before a network equipment vendor customer commences volume production of equipment which incorporates the Company's products. As a result, there may be a significant delay between the Company increasing its research and development and sales and marketing expenses and its generation of higher revenues, if any, from such expenditures. To remain profitable, the Company must, among other things, successfully increase the scope of its operations, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to commercialize products incorporating innovative technologies. There can be no assurance that the Company will be successful in doing so.

  Fluctuations in Operating Results. Fluctuations in the Company's operating results have occurred in the past and are likely to occur in the future due to a variety of factors, any of which may have a material adverse effect on the Company's operating results. In particular, the Company's quarterly results of operations may vary significantly due to general business conditions in the networking equipment and semiconductor industries, changes in demand for the network equipment products of the Company's customers, the timing and amount of orders from the Company's network equipment vendor customers, cancellations or delays of customer product orders, new product introductions by the Company or its competitors, cancellations, changes or delays of deliveries of products to the Company by its suppliers, increases in the costs of products from the Company's suppliers, fluctuations in product life cycles, price erosion, competition, changes in the mix of products sold by the Company, availability of semiconductor foundry capacity, variances in the timing and amount of nonrecurring engineering funding and operating expenses, seasonal fluctuations in demand, intellectual property disputes and general economic conditions. The Company has at times recognized a substantial portion of its revenues in the last month of a quarter. Since a large portion of the Company's operating expenses, including rent, salaries and capital lease expenses, is fixed and difficult to reduce or modify, if revenue does not meet the Company's expectations, the material adverse effect of any revenue shortfall will be magnified by the fixed nature of these operating expenses. All of the above factors are difficult for the Company to forecast, and these and other factors could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence Upon Development of the Market for Network Processors. The Company's future prospects are dependent upon the acceptance of network processors as an alternative to the Application-Specific Integrated Circuit ("ASIC") components and general purpose processors traditionally utilized by network equipment vendors. The Company's future prospects are also dependent upon acceptance by the Company's customers of third party sourcing for network processors as an alternative to in-house development. Many of the Company's current and potential customers have substantial technological capabilities and financial resources and currently develop internally the ASIC components and program the general purpose processors utilized in their products. These customers may in the future continue to utilize internally-developed ASIC components and general purpose processors or may determine to develop or acquire components, technologies or network processors that are similar to, or that may be substituted for, the Company's products. The Company must anticipate market trends and the price, performance and functionality requirements of such network equipment vendors and must successfully develop and manufacture products that meet these requirements. In addition, the Company must make products available to such customers on a timely basis and at competitive prices. If the Company's network equipment vendor customers fail to accept network processors as an alternative, if they develop or acquire the technology to develop such components internally rather than purchase the Company's products, or if the Company is otherwise unable to develop strong relationships with network equipment vendors, the Company's business, financial condition and results of operations would be materially and adversely affected.

  Customer Concentration. The Company's customer base is highly concentrated. A relatively small number of customers has accounted for a significant portion of the Company's revenues to date, and the Company expects that this trend will continue for the foreseeable future. Each of the Company's network equipment vendor customers, including Cisco and Hitachi, can cease incorporating the Company's products with limited notice to the Company and with little or no penalty. The Company's agreements with network equipment vendor customers do not require minimum purchases. Pursuant to the Company's agreements with Cisco and certain of its other customers, under certain circumstances, such customers have the right to manufacture the Company's network processors for resale as part of their products or to otherwise use proprietary technology of the Company in their products. The circumstances in which customers have such rights include certain defaults by the Company, a change of control of the Company and certain other events relating to the Company's inability, or potential inability, to supply products to such customers. In any such event, the Company will not necessarily be entitled to royalty payments or fees for use of its technology. The obligation of customers to pay royalties, if any, may be dependent upon the customer's ability to obtain products at a price lower than that previously charged by the Company to the customer.

  The Company's longstanding relationship with Cisco may inhibit other leading network equipment vendors from adopting the Company's network processors. Cisco faces intense competition from vendors such as Bay Networks, Inc., 3Com Corporation and FORE, none of which currently uses the Company's network processors. Accordingly, the Company's future operating results may be substantially dependent on Cisco's competitive position in the networking equipment market. Any reduction or delay in sales of the Company's products to its network equipment vendor customers could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will retain its current network equipment vendor customers or that it will be able to recruit additional customers. The loss of one or more of the Company's customers or the inability of the Company to successfully develop relationships with additional significant network equipment vendors could have a material adverse effect on the Company's business, financial condition and results of operations.

  Erosion of Average Selling Prices. The data networking and semiconductor industries have experienced rapid erosion of average selling prices ("ASPs") due to a number of factors, including rapid technological change, price/performance enhancements and product obsolescence. The Company may experience substantial period-to-period fluctuations in future operating results due to ASP erosion. The Company anticipates that ASPs will decrease in the future in response to product introductions by competitors or the Company or other factors, including price pressures from significant customers. In particular, the market for Ethernet switching and routing components has experienced and is expected to continue to experience significant ASP erosion. Therefore, the Company must continue to develop and introduce on a timely basis new products which incorporate features that can be sold at higher ASPs. Failure to achieve any or all of the foregoing could cause the Company's revenues and gross margins to decline, which would have a material adverse effect on the Company's business, financial condition and results of operations.

  New Product Development and Technological Change. The data networking and semiconductor industries are characterized by rapidly changing technology, frequent product introductions and evolving industry standards. Accordingly, the Company's future performance depends on a number of factors, including the Company's ability to identify emerging technological trends in its target markets, develop and maintain competitive products, enhance its products by adding innovative features that differentiate its products from those of competitors, bring products to market on a timely basis at competitive prices, properly identify target markets and respond effectively to new technological changes or new product announcements by others. No assurance can be given that the Company's design and introduction schedules for any additions and enhancements to its existing and future products will be met, that these products will achieve market acceptance, or that the Company will be able to sell these products at ASPs that are favorable to the Company. In evaluating new product decisions, the Company must anticipate well in advance future demand for product features and performance characteristics, as well as available supporting technologies, manufacturing capacity, industry standards and competitive product offerings. The technical innovations required for the Company to remain competitive must be completed before developments in networking technologies or standards render them obsolete and must be sufficiently compelling to induce network equipment vendors to favor them over alternative technologies. Moreover, the Company must generally incur substantial research and development costs before the technical feasibility and commercial viability of a product line can be ascertained. There can be no assurance that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements, or that the Company will be able to secure the financial resources necessary to fund future development. In particular, no assurance can be given that the Company's AnyFlow product line will become commercially available on a timely basis, will provide the functional and performance advantages expected by customers, or will find market acceptance. The failure to successfully develop new products on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Independent Manufacturers. The Company outsources all manufacturing, assembly and test of its network processors. The Company's suppliers currently deliver fully assembled and tested products on a turnkey basis. The semiconductor industry is highly cyclical and, in the past, foundry capacity has been very limited at times and may become limited in the future. Currently, only one of the Company's products is manufactured by more than one supplier. The Company depends on its suppliers to deliver sufficient quantities of finished product to the Company in a timely manner. Since the Company places its orders on a purchase order basis and does not have a long-term volume purchase agreement with any of its existing suppliers, these suppliers may allocate, and in the past have allocated, capacity to the production of other products while reducing deliveries to the Company on short notice. The Company has recently experienced delays in obtaining an adequate supply of certain of its products from one supplier, as well as certain problems regarding the quality of the products delivered by that supplier, and as a result has begun obtaining such products from an alternative supplier. There can be no assurance that the Company will not have similar or more protracted problems in the future with existing or new suppliers. In the event of a loss of, or a decision by the Company to change, a key supplier or foundry, qualifying a new supplier or foundry and commencing volume production could involve delay and expense, resulting in lost revenues, reduced operating margins and possible detriment to customer relationships and could have a material adverse effect on the Company's business, financial condition and results of operations.

  Given that the Company must place orders approximately 12 to 14 weeks in advance of expected delivery, any failure of global semiconductor manufacturing capacity to increase in line with demand could cause foundries to allocate available capacity to larger customers or customers with long-term supply contracts. The inability of the Company to obtain adequate foundry capacity at acceptable prices, or any delay or interruption in supply, could reduce the Company's product revenues or increase the Company's cost of revenues and could have a material adverse effect on the Company's business, financial condition and results of operations.

  In the future, the Company expects to change its supply arrangements to assume more of the product manufacturing responsibilities. The assumption of greater manufacturing responsibilities involves additional risks including not only the risks discussed above, but also risks associated with variances in production yields, obtaining adequate test and assembly capacity at reasonable cost and other general risks associated with the manufacture of semiconductors. In addition, the Company also expects that it may enter into volume purchase agreements pursuant to which the Company must commit to minimum levels of purchases and which may require up-front investments. The inability of the Company to effectively assume greater manufacturing responsibilities or manage volume purchase arrangements could have a material adverse effect on the Company's business, financial condition and results of operations.

  Competition. The data networking and semiconductor industries are intensely competitive and are characterized by constant technological change, rapid rates of product obsolescence and price erosion. The Company's PS1000, ATMS2000 and AF5000 product families compete with products from companies such as Texas Instruments Incorporated, Lucent Technologies, Inc., PMC-Sierra Inc., Galileo Technology Ltd., Integrated Telecom Technology, Inc. and I-Cube, Inc. In addition, the Company expects significant competition in the future from major domestic and international semiconductor suppliers. The Company also may face competition from suppliers of products based on new or emerging technologies. Moreover, several established electronics and semiconductor suppliers have recently entered or indicated an intent to enter the switching and routing equipment market. In addition, many of the Company's existing and potential customers internally develop ASICs, general purpose processors, network processors and other devices which attempt to perform all or a portion of the functions performed by the Company's products. Many of the Company's current and prospective competitors offer broader product lines and have significantly greater financial, technical, manufacturing and marketing resources than the Company. Failure of the Company to compete successfully could have a material adverse effect on its operating results.

  Product Complexity. Products as complex as those offered by the Company frequently contain errors, defects and bugs when first introduced or as new versions are released. The Company has in the past experienced such errors, defects and bugs. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of such products, which could damage the Company's reputation and adversely affect the Company's ability to retain its existing customers and to attract new customers. Moreover, such errors, defects or bugs could cause problems, interruptions, delays or a cessation of sales to the Company's customers. Alleviating such problems may require significant expenditures of capital and resources by the Company. There can be no assurance that, despite testing by the Company, its suppliers or its customers, errors, defects or bugs will not be found in new products after commencement of commercial production, resulting in additional development costs, loss of, or delays in, market acceptance, diversion of technical and other resources from the Company's other development efforts, claims by the Company's customers or others against the Company, or the loss of credibility with the Company's current and prospective customers. Any such event would have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Growth in Demand for Networking Equipment. The Company's future success is in large measure dependent on continued growth in the market for networking equipment, in particular the market for mid- to high-end switches and routers which are manufactured and sold by the Company's customers. The market for these products has in the past and may in the future fluctuate significantly based upon numerous factors, including the lack of industry standards, adoption of alternative technologies, capital spending levels and general economic conditions. There can be no assurance with respect to the rate or extent to which the networking equipment market will grow, if at all, nor can there be any assurance that the Company will not experience a decline in demand for its products. Any decrease in the growth of the networking equipment market or decline in demand for the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

  Protection of Intellectual Property. The Company relies primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret and copyright law to protect its proprietary rights. There can be no assurance that any patents will issue pursuant to the Company's current or future patent applications or that patents issued pursuant to such applications will not be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that the rights granted under any such patents will provide competitive advantages to the Company or be adequate to safeguard and maintain the Company's proprietary rights. Failure of the Company to enforce and protect its intellectual property rights could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. From time to time, third parties, including competitors of the Company, may assert patent, copyright and other intellectual property rights to technologies that are important to the Company. There can be no assurance that third parties will not assert infringement claims against the Company in the future, that assertions by third parties will not result in costly litigation or that the Company would prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms, if at all.

  On October 27, 1997, FORE filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company willfully infringed two of FORE's patents. The complaint seeks both a preliminary and a permanent injunction against the Company, as well as recovery of damages. On December 17, 1997, FORE filed an amended complaint alleging patent infringement of an additional patent, seeking identical relief on all three patents and, in addition, FORE alleged trade secret misappropriation against MMC seeking preliminary and permanent injunctive relief as well as recovery of damages. On January 9, 1998, MMC filed a motion to dismiss or transfer the Pennsylvania action and to transfer the case to the Northern District of California. This motion is currently pending. The results of litigation are inherently uncertain, and there can be no assurance that the Company will prevail in any litigation with FORE. An adverse result in the FORE litigation could have a material adverse effect on the Company's business, financial condition and results of operations.

  Furthermore, there can be no assurance that the Company will not in the future become subject to other patent infringement claims and litigation or interference proceedings to determine the priority of inventions. The defense and prosecution of intellectual property suits, interference proceedings and related legal and administrative proceedings are both costly and time consuming. Any such suit or proceeding involving the Company could have a material adverse effect on the Company's business, financial condition and results of operations. Litigation, regardless of the outcome, is likely to result in substantial cost and diversion of resources of the Company. Any infringement claim or other litigation against or by the Company could materially adversely affect the Company's business, financial condition and results of operations.

  Dependence on Key Personnel and Hiring of Additional Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, engineering and other personnel, many of whom would be difficult to replace. The Company does not have employment contracts with any of its key personnel and only maintains limited key man life insurance on two of its officers. In addition, the Company believes that its success depends to a significant extent on the ability of its management to operate effectively, both individually and as a group. The Company must continue to attract and retain highly skilled managerial, engineering and other personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could have a material adverse effect on the Company's business, financial condition and results of operations.

  Management of Growth. The Company has experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on its resources. To accommodate this growth, the Company will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of its accounting and other internal management systems, all of which may require substantial management effort. There can be no assurance that such efforts can be accomplished successfully. Any failure to improve the Company's operational, financial and management information systems in response to growth, or to hire, train, motivate or manage its employees could have a material adverse effect on the Company's business, financial condition and results of operations.

  Risks Associated with Expansion of International Business
Activities. Substantially all of the Company's sales to date have been to customers located in the United States, including sales to U.S.-based affiliates of non-U.S. network equipment vendors. If the Company's international sales increase, the Company will be subject to additional risks inherent in international operations. All of the Company's international sales to date are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. In addition, the Company procures a portion of its manufacturing, assembly and test services from suppliers located outside the United States. International business activities may be limited or disrupted by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. Demand for the Company's products could also be adversely affected by seasonality of international sales and economic conditions in the Company's primary overseas markets. These international factors could have a material adverse effect on future sales of the Company's products to international customers and, consequently, on the Company's business, financial condition and results of operations. While the Company has not experienced any revenue shortfall to date as a result of recent financial difficulties of Asian economies, any decrease in demand by Company customers for the Company's products caused by decreased sales by such customers in Asia could have an adverse effect on the Company's revenues in the future.

  Need for Additional Capital. The Company may require substantial additional working capital to fund its business, particularly to finance inventories and accounts receivable and for product development. Any such additional financing may result in significant dilution to the Company's then existing investors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  Risks Associated with Potential Acquisitions. As part of its business strategy, the Company expects to review acquisition prospects that would complement its existing product offerings, augment its market coverage or enhance its technological capabilities, or that may otherwise offer growth opportunities. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and/or the price of the Company's Common Stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which the Company has no or limited prior experience and potential loss of key employees of acquired organizations. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

  Expected Volatility of Stock Price. In recent years the stock market in general, and the market for shares of high technology, data networking and semiconductor companies in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. The trading price of the Company's Common Stock is expected to be subject to extreme fluctuations in response to both business-related issues, such as quarterly variations in operating results, announcements of new products by the Company or its competitors, the gain or loss of significant network equipment vendor customers, and stock market-related influences, such as changes in analysts' estimates, the presence or absence of short-selling of the Company's Common Stock and events affecting other companies that the market deems to be comparable to the Company. In addition, technology stocks have from time to time experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. Moreover, the trading prices of many high technology, data networking and semiconductor stocks are at or near their historical highs and reflect price/earnings ratios substantially above historical norms.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Reference is made to the financial statements and supplemental data required by this item and set forth at the pages indicated in item 14(a) of this Report.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

  Certain information required by Part III is omitted from this Report in that the registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

                ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

  Certain information regarding the directors and officers of the Company is contained herein under Item 1, "Executive Officers and Directors of the Company."

  Information regarding directors appearing under the caption "Election of Directors--Directors and Nominees for Director" in the Proxy Statement is hereby incorporated by reference.

  Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled "Election of Directors--Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

                        ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 11 is set forth under the caption, "Additional Information Relating to Directors and Officers of the Company - Executive Compensation" in the Company's Proxy Statement, which information is incorporated herein by reference.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 is set forth under the caption "Security Ownership" in the Company's Proxy Statement, which information is incorporated herein by reference.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 is set forth under the captions "Election of Directors--Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Report:

    1. FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
       Report of Independent Accountants..................................   30
       Balance Sheets at December 31, 1997 and 1996.......................   31
       Statements of Operations for each of the three years ended December
        31, 1997..........................................................   32
       Statements of Stockholders' Equity for each of the three years
        ended December 31, 1997...........................................   33
       Statements of Cash Flows for each of the three years ended December
        31, 1997..........................................................   34
       Notes to Financial Statements......................................   35

    2. FINANCIAL STATEMENTS SCHEDULE

       Schedule II--Valuation and Qualifying Accounts.....................   49

  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of MMC Networks, Inc.

  In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) and (2) on page 29 present fairly, in all material respects, the financial position of MMC Networks, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
San Jose, California
January 16, 1998

                               MMC NETWORKS, INC.

                                 BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               DECEMBER 31,
                                                              ----------------
                                                               1997     1996
                                                              -------  -------
ASSETS
Current assets:
  Cash and cash equivalents.................................. $45,401  $ 4,809
  Short-term investments.....................................      --    1,509
  Accounts receivable, net of allowances of $181 and $133....   4,526    2,025
  Inventories................................................     570      511
  Prepaid expenses and other current assets..................     382      122
                                                              -------  -------
    Total current assets.....................................  50,879    8,976
Property and equipment, net..................................   3,631    1,616
Other assets.................................................     213       84
                                                              -------  -------
                                                              $54,723  $10,676
                                                              =======  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................... $ 2,626  $   586
  Accrued expenses...........................................   1,744      789
  Deferred revenue and customer deposits.....................      --      100
  Current portion of capital lease obligations...............     350      388
                                                              -------  -------
    Total current liabilites.................................   4,720    1,863
                                                              -------  -------
Capital lease obligations, net of current portion............     286      636
                                                              -------  -------
Commitments and contingencies (Note 10)
Stockholders' equity:
  Series A Convertible Preferred Stock: $0.001 par value;
   9,378 shares authorized; 0 and 9,255 shares issued and
   outstanding...............................................      --    3,055
  Series B Convertible Preferred Stock: $0.001 par value;
   4,121 shares authorized; 0 and 4,087 shares issued and
   outstanding...............................................      --    7,192
  Common Stock: $0.001 par value; 100,000 and 60,000 shares
   authorized; 29,198 and 11,121 shares issued and
   outstanding...............................................      25        7
  Additional paid-in capital.................................  50,778      249
  Notes receivable from stockholders.........................    (181)    (225)
  Accumulated deficit........................................    (905)  (2,101)
                                                              -------  -------
    Total stockholders' equity...............................  49,717    8,177
                                                              -------  -------
                                                              $54,723  $10,676
                                                              =======  =======

   The accompanying notes are an integral part of these financial statements.

                               MMC NETWORKS, INC.

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
Revenues............................................ $21,930  $10,515  $   577
Cost of revenues....................................   6,542    3,576      304
                                                     -------  -------  -------
    Gross profit....................................  15,388    6,939      273
                                                     -------  -------  -------
Operating expenses:
  Research and development, net.....................   8,318    3,312    1,802
  Selling, general and administrative...............   6,240    3,225    1,151
                                                     -------  -------  -------
    Total operating expenses........................  14,558    6,537    2,953
                                                     -------  -------  -------
Operating income (loss).............................     830      402   (2,680)
                                                     -------  -------  -------
Other income (expense):
  Interest income...................................     630      427      146
  Interest expense..................................    (126)    (110)     (42)
                                                     -------  -------  -------
    Total other income..............................     504      317      104
                                                     -------  -------  -------
Income (loss) before income taxes...................   1,334      719   (2,576)
Provision for income taxes..........................     138       17       --
                                                     -------  -------  -------
Net income (loss)................................... $ 1,196  $   702  $(2,576)
                                                     =======  =======  =======
Basic income (loss) per share....................... $  0.08  $  0.07  $ (0.38)
                                                     =======  =======  =======
Shares used to compute basic income (loss) per
 share..............................................  14,432   10,652    6,808
                                                     =======  =======  =======
Diluted income (loss) per share..................... $  0.04  $  0.03  $ (0.38)
                                                     =======  =======  =======
Shares used to compute diluted income (loss) per
 share..............................................  29,113   25,745    6,808
                                                     =======  =======  =======


   The accompanying notes are an integral part of these financial statements.

                               MMC NETWORKS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                            CONVERTIBLE                                  NOTES       RETAINED
                          PREFERRED STOCK    COMMON STOCK  ADDITIONAL RECEIVABLES    EARNINGS
                          ----------------  --------------  PAID-IN       FROM     (ACCUMULATED
                          SHARES   AMOUNT   SHARES  AMOUNT  CAPITAL   STOCKHOLDERS   DEFICIT)    TOTAL
                          -------  -------  ------  ------ ---------- ------------ ------------ -------
Balance at December 31,
 1994...................    9,255  $ 3,055   6,097   $ 2    $    --      $  --        $ (227)   $ 2,830
Issuance of Series B
 Convertible Preferred
 Stock, net of issue
 costs of $28...........    4,087    7,192      --    --         --         --            --      7,192
Exercise of stock
 options................       --       --   4,268     4        121       (125)           --         --
Net loss................       --       --      --    --         --         --        (2,576)    (2,576)
                          -------  -------  ------   ---    -------      -----        ------    -------
Balance at December 31,
 1995...................   13,342   10,247  10,365     6        121       (125)       (2,803)     7,446
Exercise of stock
 options................       --       --     741     1        122       (100)           --         23
Issuance of Common Stock
 in exchange for
 services...............       --       --      15    --          6         --            --          6
Net income..............       --       --      --    --         --         --           702        702
                          -------  -------  ------   ---    -------      -----        ------    -------
Balance at December 31,
 1996...................   13,342   10,247  11,121     7        249       (225)       (2,101)     8,177
Conversion of Preferred
 Stock upon the
 completion of the
 initial public
 offering...............  (13,342) (10,247) 13,342    13     10,234         --            --         --
Issuance of Common
 Stock, net of issue
 costs of $1,104........       --       --   4,025     4     40,068         --            --     40,072
Repurchase of Common
 Stock and reduction of
 loan receivable from
 stockholder............       --       --    (170)   --       (114)       114            --         --
Exercise of warrant.....       --       --     121    --         --         --            --         --
Exercise of stock
 options and other......       --       --     744     1        311        (70)           --        242
Issuance of Common Stock
 in exchange for
 services...............       --       --      15    --         30         --            --         30
Net income..............       --       --      --    --         --         --         1,196      1,196
                          -------  -------  ------   ---    -------      -----        ------    -------
Balance at December 31,
 1997...................       --  $    --  29,198   $25    $50,778      $(181)       $ (905)   $49,717
                          =======  =======  ======   ===    =======      =====        ======    =======


   The accompanying notes are an integral part of these financial statements.

                               MMC NETWORKS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                        YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                        1997     1996    1995
                                                       -------  ------  -------
Cash flows from operating activities:
  Net income (loss)................................... $ 1,196  $  702  $(2,576)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization.....................   1,186     479       97
    Issuance of Common Stock in exchange for services.      30       6       --
    Changes in assets and liabilities:
      Accounts receivable.............................  (2,501) (1,388)    (427)
      Inventories.....................................     (59)   (357)    (154)
      Prepaid expenses and other assets...............    (389)   (114)     (26)
      Accounts payable................................   2,040     (31)     598
      Accrued expenses................................     955     594      128
      Deferred revenue and customer deposits..........    (100)   (750)     575
                                                       -------  ------  -------
        Net cash provided by (used in) operating
         activites....................................   2,358    (859)  (1,785)
                                                       -------  ------  -------
Cash flows from investing activities:
  Sale (purchase) of short-term investments...........   1,509   6,343   (5,520)
  Acquisition of property and equipment...............  (3,201)   (673)    (162)
                                                       -------  ------  -------
        Net cash provided by (used in) investing
         activities...................................  (1,692)  5,670   (5,682)
                                                       -------  ------  -------
Cash flows from financing activities:
  Proceeds from issuance of Convertible Preferred
   Stock, net.........................................      --      --    7,192
  Proceeds form issuance of Common Stock, net.........  40,072      --       --
  Proceeds from exercise of stock options.............     242      23       --
  Principal payments on capital lease obligations.....    (388)   (275)     (63)
                                                       -------  ------  -------
        Net cash provided by (used in) financing
         activites....................................  39,926    (252)   7,129
                                                       -------  ------  -------
Net increase (decrease) in cash and cash equivalents..  40,592   4,559     (338)
Cash and cash equivalents at beginning of period......   4,809     250      588
                                                       -------  ------  -------
Cash and cash equivalents at end of period............ $45,401  $4,809  $   250
                                                       =======  ======  =======
SUPPLEMENTAL DISCLOSURE:
  Cash paid for interest.............................. $   126  $  110  $    42
  Cash paid for income taxes.......................... $    13  $   --  $    --
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
  Acquisition of property and equipment through
   capital leases..................................... $    --  $  880  $   352


   The accompanying notes are an integral part of these financial statements.

                              MMC NETWORKS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

  MMC Networks, Inc. (the "Company") was incorporated in California on September 25, 1992 as a Subchapter S corporation and became a Subchapter C corporation effective July 12, 1994. The Company is a leading developer and supplier of network processors--high-performance, open-architecture, software-programmable processors optimized for networking applications. The Company sells its products primarily in the United States.

 Certain equity transactions

  In August 1997, the Company's Board of Directors authorized, and the stockholders subsequently approved, the reincorporation of the Company in Delaware and the associated exchange of one share of each class and series of stock of the predecessor Company for one share of each corresponding class and series of stock of the Delaware successor. As a result of the reincorporation, the Company is authorized to issue 100,000,000 shares of Common Stock. On January 13, 1998, the Company amended its Certificate of Incorporation to authorize 10,000,000 shares of undesignated Preferred Stock. The Board of Directors will have the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

 Initial public offering

  In October 1997, the Company completed its initial public offering and sold 4,025,000 shares of its Common Stock to the public at a price of $11.00 per share. The Company received approximately $40.1 million of cash, net of underwriting discounts, commissions and other offering costs. Simultaneously each outstanding share of Convertible Preferred Stock was automatically converted into one share of Common Stock. (See Note 6.)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash, cash equivalents and short-term investments

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments consist primarily of commercial paper and U.S. Treasury securities with maturities of more than three months when purchased. The Company has categorized its short-term investments as available-for-sale. At December 31, 1996, the fair market value of the Company's short-term investments approximated cost.

 Inventories

  Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

                              MMC NETWORKS, INC.

 Property and equipment

  Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally three years.

 Long-lived assets

  The Company periodically evaluates the recoverability of its long-lived assets and recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No such impairments have been identified to date.

 Revenue recognition; customer concentration

  Revenues are recognized upon shipment of product to customers. Funds received in advance of product shipment are deferred and recognized upon shipment of the product. The Company's normal policy is to not accept returns except for defective products. Anticipated costs related to product warranties are charged to operations as revenues are recognized. The Company has not experienced significant warranty claims to date.

  The percentage of total revenues accounted for by the Company's significant customers (significant customers are those customers accounting for more than 10% of the Company's total revenues) are as follows: Cisco, Mitsui Comtek Corp., a non-stocking sales representative for Japan, and the U. S. Computer Division of Hitachi accounted for 28%, 28% and 12%, respectively, of total revenues for the year ended December 31, 1997 and 51%, 15% and 10%, respectively, of total revenues for the year ended December 31, 1996. For the year ended December 31, 1995, Cisco, Ipsilon, Toshiba, and Agile represented 48%, 12%, 11% and 11% of total revenues, respectively.

 Research and development

  Research and development expenses are charged to operations as incurred. The Company on occasion receives non-recurring engineering funding for development projects to apply or enhance the Company's technology to a particular customer's needs. Such funding is recognized over the term of the respective contract using the percentage-of-completion method. At the time of recognition, amounts received under research and development contracts are offset against research and development expenses. (See Note 9.)

 Software development expenses

  Software development expenses are included in research and development and are expensed as incurred. The Company capitalizes certain software development expenses once technological feasibility is established, which the Company defines as the completion of a working model. The capitalized expense is then amortized on a straight-line basis over the estimated product life, or on the ratio of current sales to total projected product sales, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short, and software development expenses qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development expenses.

 Income taxes

  The Company accounts for income taxes using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on the provisions of the enacted tax law;

                              MMC NETWORKS, INC.

the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

 Stock-based compensation

  The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." (See Note 6.)

 Concentrations of credit risk

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash equivalents and short-term investments primarily in market rate accounts, commercial paper, state and municipal securities and U.S. Treasury bills. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company provides an allowance for doubtful accounts receivable based upon the expected collectibility of such receivables and to date has not experienced any material losses.

  At December 31, 1997, Cisco and Mitsui Comtek Corp., a non-stocking sales representative for Japan, each represented 27% of trade receivables. At December 31, 1996, Cisco, the U.S. Computer Division of Hitachi, and Mistsui Comtek Corp., represented 32%, 34% and 16% of trade receivables, respectively.

 Stock splits

  In July 1997 and December 1996 the Company effected a 3-for-2 and 2-for-1 stock split, respectively, of its Common Stock and Convertible Preferred Stock. The accompanying financial statements have been retroactively adjusted to reflect these splits.

 Net income (loss) per share

  The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in the fourth quarter of 1997. All calculations are in accordance with SFAS 128 and the guidance contained in Staff Accounting Bulletin 98 ("SAB 98") issued in February 1998. All prior period net income (loss) presented has been restated in accordance with SFAS 128 and SAB 98. SFAS 128 requires presentation of both basic and diluted EPS on the face of the income statement. Basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted average shares of common stock outstanding (denominator) during the period. Basic EPS excludes the dilutive effect of potential common stock. Diluted EPS gives effect to all dilutive potential common stock outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of potential common stock.

                              MMC NETWORKS, INC.

  The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 1997 and 1996. For the year ended December 31, 1995, basic and diluted EPS were the same.

                                              1997                 1996
                                      -------------------- --------------------
                                                     PER                  PER
                                                    SHARE                SHARE
                                      INCOME SHARES AMOUNT INCOME SHARES AMOUNT
                                      ------ ------ ------ ------ ------ ------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC INCOME PER SHARE:
Net income available to common
 stockholders........................ $1,196 14,432 $0.08   $702  10,652 $0.07
                                                    =====                =====
EFFECT OF DILUTIVE SECURITIES:
Convertible Preferred Stock..........     -- 11,118           --  13,342
Warrants.............................     --    114           --      50
Stock options........................     --  3,449           --   1,701
                                      ------ ------         ----  ------
DILUTED INCOME PER SHARE:
Net income available to common
 stockholders and assumed
 conversions......................... $1,196 29,113 $0.04   $702  25,745 $0.03
                                      ====== ====== =====   ====  ====== =====

  At December 31, 1997 and 1996, options to purchase a total of 29,500 shares of common stock with an average exercise price of $15.94 and 877,500 shares of common stock with an average exercise price of $1.74, respectively, are considered anti-dilutive because the options' exercise price was greater than the average fair market value of the Company's common stock for the years then ended and, as such, are excluded from the calculation of diluted net income per share.

  Due to the net loss in 1995, all potential common stock outstanding is considered anti-dilutive and is excluded from the calculation of diluted net income (loss) per share. Potential common stock outstanding as of December 31, 1995 includes options to purchase 1,479,939 shares of common stock at an average exercise price of $0.03, warrants to purchase 123,000 shares of common stock at an exercise price of $0.33 outstanding the entire year, Series A Convertible Preferred Stock outstanding the entire year convertible into 9,255,000 shares of common stock and Series B Convertible Preferred Stock issued in November 1995 convertible into 4,086,780 shares of common stock. (See Note 6.)

 Dependence on independent manufacturers

  The Company outsources all manufacturing, assembly and test of its network processors. The Company's suppliers currently deliver fully assembled and tested products on a turnkey basis. The semiconductor industry is highly cyclical and, in the past, foundry capacity has been very limited at times and may become limited in the future. Currently, only one of the Company's products is manufactured by more than one supplier. The Company depends on its suppliers to deliver sufficient quantities of finished product to the Company in a timely manner. Since the Company places its orders on a purchase order basis and does not have a long-term volume purchase agreement with any of its existing suppliers, these suppliers may allocate, and in the past have allocated, capacity to the production of other products while reducing deliveries to the Company on short notice. During 1997, the Company experienced delays in obtaining an adequate supply of certain of its products from one supplier, as well as certain problems regarding the quality of the products delivered by that supplier, and as a result has begun obtaining such products from an alternative supplier. There can be no assurance that the Company will not have similar or more protracted problems in the future with existing or new suppliers. In the event of a loss of, or a decision by the Company to change, a key supplier or foundry, qualifying a new supplier or foundry and

                              MMC NETWORKS, INC.

commencing volume production could involve delay and expense, resulting in lost revenues, reduced operating margins and possible detriment to customer relationships.

 Recent accounting pronouncements

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosures prescribed by SFAS 130 are effective beginning with the first quarter of calendar 1998. The adoption of SFAS 130 in 1998 is not expected to have a material impact on the Company's financial statements.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The disclosures prescribed by SFAS 131 are effective for calendar 1998. The adoption of SFAS 131 in 1998 is not expected to have a material impact on the Company's financial statements.

NOTE 3 -- COMPOSITION OF CERTAIN BALANCE SHEET COMPONENTS

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997     1996
                                                                -------  ------
                                                                (IN THOUSANDS)
Inventories:
  Raw materials................................................ $    --  $   99
  Finished goods...............................................     570     412
                                                                -------  ------
                                                                  $ 570  $  511
                                                                =======  ======
Property and equipment:
  Computers and equipment...................................... $ 1,935  $1,397
  Purchased software...........................................   3,157     751
  Furniture and fixtures.......................................     316      59
                                                                -------  ------
                                                                  5,408   2,207
Less accumulated depreciation and amortization.................  (1,777)   (591)
                                                                -------  ------
                                                                $ 3,631  $1,616
                                                                =======  ======
Accrued liabilities:
  Accrued compensation and benefits............................ $   807  $  293
  Other accrued liabilities....................................     937     496
                                                                -------  ------
                                                                $ 1,744  $  789
                                                                =======  ======

NOTE 4 -- BANK LINES OF CREDIT

  In April 1997, the Company entered into a revolving credit facility agreement and lease line agreement with a bank. The revolving line of credit provides for working capital advances of up to $5 million, and borrowings

                              MMC NETWORKS, INC.

bear interest at the bank's prime rate. The lease line allows for advances of up to $3 million, and borrowings bear interest at the bank's prime rate plus 0.5%. The lines expire in April 1998. Borrowings under the lines are secured by the assets of the Company. Among other provisions, the Company is required to maintain certain financial covenants. In addition, payment of dividends is prohibited without the bank's prior consent. At December 31, 1997, there were no amounts outstanding under either facility.

NOTE 5 -- INCOME TAXES

  The provision for income taxes of $138,000 and $17,000 for the years ended December 31, 1997 and 1996, respectively, represents current federal and state income taxes payable.

  No current provision for income taxes was recorded in 1995 as the Company incurred net operating losses for income tax purposes.

  The effective tax rate for the year ended December 31, 1997 reconciles to the statutory tax rates as follows:

     Federal statutory rate................................................  34%
     State taxes, net of federal benefit...................................   6
     Permanent differences.................................................   2
     Utilization of net operating loss carryforwards....................... (32)
                                                                            ---
     Effective tax rate....................................................  10%
                                                                            ===

  Deferred tax assets consist of the following:

                                                             DECEMBER 31,
                                                         ----------------------
                                                          1997    1996    1995
                                                         ------  ------  ------
                                                            (IN THOUSANDS)
     Net operating loss carryforwards................... $   --  $  737  $  994
     Research and development credit carryforwards......    500     314     111
     Inventory reserves and basis differences...........    505     129       4
     Accrued expenses...................................    197     187      64
     Deferred revenue and customer deposits.............     --      --     341
     Other..............................................    179     126      71
                                                         ------  ------  ------
       Total deferred tax assets........................  1,381   1,493   1,585
     Valuation allowance................................ (1,381) (1,493) (1,585)
                                                         ------  ------  ------
       Net deferred tax assets.......................... $   --  $   --  $   --
                                                         ======  ======  ======

  Because the Company emerged from the development stage in 1996 and, consequently, does not have an extensive history of profitability, management believes that the available objective evidence creates sufficient uncertainty regarding the realizability of deferred tax assets such that a full valuation allowance is required at December 31, 1997, 1996 and 1995.

  At December 31, 1997, the Company had research and development tax credit carryforwards for federal and state income tax purposes of $350,000 and $150,000, respectively. The federal research and development credit carryforwards expire from 2009 through 2012. The state research and development credit carryforwards expire from 1999 through 2002.

                              MMC NETWORKS, INC.

NOTE 6 -- CAPITAL STOCK

 Convertible Preferred Stock

  The Company has authorized 13,498,737 shares of Convertible Preferred Stock, of which 9,378,000 shares have been designated Series A Convertible Preferred Stock ("Series A") and 4,120,737 shares have been designated Series B Convertible Preferred Stock ("Series B"). In November 1995 and July 1994, the Company issued 4,086,780 shares of Series B at $1.77 per share and 9,255,000 shares of Series A at $0.33 per share, respectively. Each outstanding share of Preferred Stock was converted into one share of Common Stock upon the completion of the Company's initial public offering. (See Note 1.)

 1997 Stock Plan

  In August 1997, the Company's Board of Directors adopted, and the stockholders subsequently approved, the 1997 Stock Plan (the "1997 Plan"). The 1997 Plan is intended to serve as the successor equity incentive program to the Company's 1993 Plan (the "Predecessor Plan"). Outstanding options under the Predecessor Plan were incorporated into the 1997 Plan upon the effectiveness of the Company's initial public offering. No further option grants were made under the Predecessor Plan. The incorporated options will continue to be governed by their existing terms which are essentially the same as options granted under the 1997 Plan described below. The following shares have been reserved for issuance under the 1997 Plan: (a) 1,500,000 shares of Common Stock plus any shares which have been reserved but unissued under the Predecessor Plan; (b) any shares returned to the Predecessor Plan as a result of termination of options under such plan; and (c) shares added to the 1997 Plan pursuant to automatic annual increases on the date of each annual meeting of the stockholders beginning with the 1999 annual meeting equal to the lesser of (i) 1,000,000 shares, (ii) 5% of all then outstanding shares of Common Stock of the Company, or (iii) a lesser amount determined by the Board. Unless terminated sooner, the 1997 Plan will terminate automatically in August 2007.

  The 1997 Plan provides for the grant of incentive stock options ("ISOs") to employees, officers and employee directors and nonstatutory stock options ("NSOs") and stock purchase rights ("SPRs") to employees, directors and consultants. ISOs granted to participants owning stock possessing more than 10% of the voting power of all classes of stock must have an exercise price at least equal to 110% of the fair market value on the date of grant and are for periods not to exceed five years. All other options granted under the plan must have an exercise price at least equal to the fair market value on the date of grant and are for periods not to exceed ten years. Options granted under the 1997 Plan generally shall vest at a rate of 25% on the first anniversary of the date of grant and as to 1/48 of the underlying shares per month thereafter.

  Stock purchase rights are for periods and prices determined by the Board. Shares purchased through the exercise of SPRs are subject to repurchase by the Company at the original price paid by the purchaser in the event that the purchaser's employment with the Company terminates. The repurchase right lapses at a rate determined by the Board. No stock purchase rights have been granted to date under either the 1997 Plan or the Predecessor Plan.

 1997 Director Option Plan

  In August 1997, the Company's Board of Directors adopted, and the stockholders subsequently approved, the 1997 Director Option Plan (the "Director Plan"). The Director Plan provides for the grant of nonstatutory stock options to non-employee directors. Options granted under the Director Plan are for periods not to exceed ten years and are granted at exercise prices not less than the fair market value on the date of grant. The Director Plan provides that each non-employee director will automatically be granted a nonstatutory option to purchase 40,000 shares of Common Stock (the "First Option") on the date which such person first becomes a non-

                              MMC NETWORKS, INC.

employee director, unless immediately prior to becoming a non-employee director, such person was an employee director of the Company. In addition to the First Option, each non-employee director will automatically be granted an option to purchase 10,000 shares (a "Subsequent Option") on the date two days after the announcement of the Company's fiscal year-end earnings of each year, if on such date he or she will have served on the Board of Directors for at least the preceding six months.

  Each First Option and each Subsequent Option will have a term of 10 years. Each First Option will vest as to 25% of the optioned stock one year from the date of grant, and as to an additional 1/48 of the optioned stock each full month thereafter, provided the person continues to serve as a Director on such dates. Each Subsequent Option will vest as to 1/12 of the optioned stock each full month after the date of grant. A total of 150,000 shares of Common Stock have been reserved for issuance under the Director Plan, plus annual increases equal to (i) the number of shares of stock underlying options granted under the Director Plan in the immediately preceding year, or (ii) a lesser amount determined by the Board.

  As of December 31, 1997, a total of 18,375,000 shares have been reserved for issuance under the plans. A summary of activity under such plans is as follows:

                                                                       WEIGHTED-
                                                SHARES                  AVERAGE
                                              AVAILABLE     OPTIONS    EXERCISE
                                              FOR GRANT   OUTSTANDING    PRICE
                                              ----------  -----------  ---------
   Balance at December 31, 1994..............  2,351,811   5,073,189     0.03
   Granted...................................   (846,000)    846,000     0.03
   Exercised.................................         --  (4,268,250)    0.03
   Canceled..................................    171,000    (171,000)    0.03
                                              ----------  ----------
   Balance at December 31, 1995..............  1,676,811   1,479,939     0.03
   Authorized................................  3,300,000          --       --
   Granted................................... (3,265,500)  3,265,500     0.79
   Exercised.................................         --    (741,534)    0.17
   Canceled..................................    810,000    (810,000)    0.29
                                              ----------  ----------
   Balance at December 31, 1996..............  2,521,311   3,193,905     0.71
   Authorized................................  7,650,000          --       --
   Granted................................... (3,213,500)  3,213,500     3.53
   Exercised.................................         --    (743,830)    0.36
   Canceled..................................    431,688    (431,688)    0.97
                                              ----------  ----------
   Balance at December 31, 1997..............  7,389,499   5,231,887     2.47
                                              ==========  ==========

  The weighted-average estimated grant-date fair values of options granted under the plans during the years ended December 31, 1997, 1996 and 1995, determined using either the minimum value model or the Black-Scholes model as prescribed by SFAS 123, were $1.16, $0.20, and $0.01 respectively.

  For options granted during the years ended December 31, 1996 and for the period from January 1, 1997 to August 19, 1997 (the day prior to the filing of the Company's initial registration statement), the Company calculated the fair value of its stock options using the minimum value model and the following assumptions: annual dividend yield of 0.0%; risk-free interest rates of 5.63% to 7.31% in 1995, 5.28% to 6.55% in 1996 and 5.86% to 6.66% for the period from January 1, 1997 to August 19, 1997; and an expected option term of 4 years. For options granted during the period from August 20, 1997 to December 31, 1997, the Company calculated the fair value of its stock options using the Black-Scholes model and the following assumptions: annual dividend yield of 0.0%; expected stock price volatility of 70%; risk-free interest rates of 5.69% to 6.16%; and an expected option term of 4 years.

                              MMC NETWORKS, INC.

  The following table summarizes information concerning outstanding and exercisable options as of December 31, 1997:

                               OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                   ------------------------------------------- --------------------------
      RANGE OF                    WEIGHTED-       WEIGHTED-                  WEIGHTED-
      EXERCISE       NUMBER    AVERAGEREMAINING    AVERAGE       NUMBER       AVERAGE
       PRICES      OUTSTANDING CONTRACTUAL LIFE EXERCISE PRICE OUTSTANDING EXERCISE PRICE
      --------     ----------- ---------------- -------------- ----------- --------------
       $ 0.03          442,953        7.13         $  0.03        179,156     $  0.03
    0.18 to 0.42       354,845        8.21            0.24         58,031        0.21
    0.67 to 1.10       733,464        8.45            0.75        180,146        0.71
    2.00 to 2.67     2,302,125        9.10            2.09        137,125        2.01
    3.33 to 5.33       946,500        9.41            4.28             --          --
    6.67 to 7.00       422,500        9.71            7.00             --          --
       15.94            29,500       10.00           15.94             --          --
                     ---------                                    -------
  $ 0.03 to 15.94    5,231,887        8.89         $  2.47        554,458     $  0.76
                     =========                                    =======

 1997 Employee Stock Purchase Plan

  In August 1997, the Company's Board of Directors adopted, and the stockholders subsequently approved, the 1997 Employee Stock Purchase Plan (the "1997 Purchase Plan"). The 1997 Purchase Plan is intended to qualify under
Section 423 of the Internal Revenue Code and contains 24-month offering periods, with four six-month purchase periods included in each offering period. The 1997 Purchase Plan permits employees to purchase Common Stock of the Company through payroll deductions of up to 10% of the participant's compensation. The price of stock purchased under the 1997 Purchase Plan shall be 85% of the lower of the fair market value of the Common Stock at the beginning of the offering period or at the end of the purchase period. A total of 300,000 shares of Common Stock has been reserved for issuance under the 1997 Purchase Plan. Shares reserved for issuance under the 1997 Purchase Plan are subject to automatic annual increases equal to the lesser of (i) 400,000 shares, (ii) 0.8% of all then outstanding shares of Common Stock of the Company or (iii) a lesser amount determined by the Board.

  The fair value of shares granted under the 1997 Purchase Plan was calculated using the Black-Scholes model as prescribed by SFAS No. 123 assuming the following weighted-average assumptions: annual dividend yield of 0.0%, expected stock price volatility of 70%, risk-free interest rate of 5.58%, and an expected term of 1.3 years. The weighted-average estimated fair value of shares granted under the 1997 Purchase Plan during 1997 was $4.63 per share.

  Had the Company recorded compensation based on the estimated grant-date fair value, using either the minimum value model or the Black-Scholes model as discussed above and as prescribed by SFAS 123, for options granted under the option plans and the 1997 Purchase Plan, the Company's net income (loss) and basic and diluted income (LOSS) per share would have been reduced to the pro forma amounts below for the years ended December 31, 1997, 1996 and 1995:

                                                                     YEAR ENDED
                                                                     DECEMBER 31,
                                                        -------------------------------------
                                                           1997          1996         1995
                                                        ---------       ------     ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Net income (loss) as reported........................  $1,196          $ 702       $(2,576)
   Pro forma net income (loss)..........................     619            662        (2,576)
   Basic income (loss) per share as reported............  $ 0.08          $0.07       $ (0.38)
   Pro forma basic income (loss) per share..............    0.04           0.06         (0.38)
   Diluted income (loss) per share as reported..........  $ 0.04          $0.03       $ (0.38)
   Pro forma diluted income (loss) per share............    0.02           0.03         (0.38)

                              MMC NETWORKS, INC.

  Because the determination of the fair value of all options granted after the Company filed its initial registration statement includes a volatility factor and because it does not take into consideration pro forma compensation expense related to grants made prior to 1995, the pro forma effect on net income
(loss) for the years ended December 31, 1997, 1996 and 1995 shown above is not representative of the pro forma effect on net income (loss) in future years.

NOTE 7 -- OTHER EMPLOYEE BENEFITS

  Effective January 1994, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to 20% of their earnings, on a pre-tax basis, subject to the maximum amount permitted by the Internal Revenue Code. At the discretion of the Board of Directors, the Company may make contributions under the 401(k) plan. To date, the Company has not made any such contributions.

NOTE 8 -- NOTES RECEIVABLE FROM STOCKHOLDERS

  In October and November 1995, the Company made full recourse loans with principal amounts totaling $125,000 to certain employees pursuant to the Company's 1993 Plan. The loans are secured by 4,268,250 shares of the Company's Common Stock. The loans are non-interest bearing and are due in October and November 2000 or earlier in the event of the borrower's termination of employment with the Company.

  In December 1996 and January 1997, the Company accepted full recourse promissory notes with principal amounts of $100,000 and $70,000, respectively, from an officer upon the exercise of certain stock options pursuant to the Company's 1993 Plan. The notes bear interest at 5.75% per annum and are due upon the earlier of three years from the date of the note or six months following termination of employment with the Company. In the fourth quarter of 1997, after the resignation of the officer, the Company repurchased a portion of the underlying shares at the original exercise price for a total of $114,000 which were subsequently retired in exchange for the reduction of a corresponding portion of the related stockholder receivable. In conjunction with this repurchase, the Company extended the due date of the remaining outstanding balance to the earlier of (i) forty days after the expiration of the 180-day period specified in the Lock-up Agreement entered into by the former officer in favor of the underwriters of the Company's initial public offering or (ii) June 30, 1998. The outstanding balance under these notes as of December 31, 1997 is $56,000.

  In March 1997, the Company accepted a full recourse promissory note with a principal amount of $100,000 from one of its officers. The note bears interest at 6.07% per annum, is secured by 1,800,000 shares of the Company's Common Stock and is due upon the earlier of October 31, 1999 or six months following termination of employment with the Company.

NOTE 9 -- RESEARCH AND DEVELOPMENT CONTRACTS

  During the years ended December 31, 1997, 1996 and 1995 the Company performed research and development which was funded under a number of contracts. The Company recognized $716,000, $863,000 and $280,000, respectively, as offsets against research and development expenses. These contracts, which vary in term and are with parties unrelated to the Company, provide for non-refundable funding (irrespective of the results) of research and development of certain technologies owned by the Company which will enhance the Company's products to meet specific customers' needs. To date, funding received under any of the research and development contracts has not been individually significant.

                              MMC NETWORKS, INC.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

 Leases

  The Company leases its facilities under noncancelable lease agreements which expire from March 1999 through November 2002. Rent expense under noncancelable operating leases was $612,000, $245,000 and $112,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

  In 1994, the Company entered into a master lease agreement with a leasing company for the acquisition of property and equipment. The leasing company's commitment to fund purchases of capital equipment under this agreement expired on January 15, 1996. During 1996 the Company leased $54,000 of property and equipment under this agreement which have been classified as capital leases. These capital leases terminate at various dates through 1999. In connection with the master lease agreement the Company issued a warrant to purchase 123,000 shares of Series A at $0.33 per share. The estimated fair value of the warrant was not material on the date of issuance. The warrant was to expire on the earlier of October 2003 or upon the fourth anniversary of an initial public offering of the Company's Common Stock. Upon the completion of the Company's initial public offering, the warrant to purchase 123,000 shares of Series A was automatically converted to a warrant to purchase an equal number of shares of Common Stock at the same exercise price. In November 1997, the warrant was exercised. As consideration for the exercise, 1,739 shares of the Company's Common Stock with an in-the-money value of $41,000 were surrendered resulting in no net proceeds to the Company.

  In February 1996, the Company entered into a new master lease agreement with a leasing company for the acquisition of property and equipment. The agreement provides for up to $750,000 for equipment purchases made through June 30, 1997, all of which had been utilized as of December 31, 1996. Capital leases under this agreement terminate at various dates through 1999. In connection with the master lease agreement the Company issued a warrant to purchase 33,963 shares of Series B at $1.77 per share. The estimated fair value of the warrant was not material on the date of issuance. The warrant expires in January 2003. Upon the completion of the Company's initial public offering, the warrant to purchase 33,963 shares of Series B was automatically converted to a warrant to purchase an equal number of shares of Common Stock at the same exercise price. A total of 33,963 shares of Common Stock have been reserved for issuance upon exercise of the warrant. The warrant had not been exercised as of December 31, 1997.

  As of December 31, 1997 and 1996, property and equipment recorded under capital leases, consisting primarily of computer equipment and purchased software, totaled $1,372,000 with related accumulated amortization of $957,000 and $517,000, respectively.

  Future minimum lease payments under all noncancelable operating and capital leases are as follows (in thousands):

                                                               OPERATING CAPITAL
   FOR THE YEAR ENDED DECEMBER 31,                              LEASES   LEASES
   -------------------------------                             --------- -------
   1998.......................................................   $608     $401
   1999.......................................................    188      301
   2000.......................................................     44       --
   2001.......................................................     44       --
   2002.......................................................     40       --
                                                                 ----     ----
     Total minimum payments...................................   $924      702
                                                                 ====
   Less amount representing interest..........................              66
                                                                          ----
     Present value of lease obligations.......................             636
   Less current portion.......................................             350
                                                                          ----
     Lease obligations, net of current portion................            $286
                                                                          ====

                              MMC NETWORKS, INC.

                  NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

 Other

  In the fourth quarter of 1997, FORE Systems, Inc. filed a complaint in the United States District Court for the Western District of Pennsylvania alleging trade secret misappropriation against the Company and that the Company willfully infringed three of FORE's patents. The complaint seeks both a preliminary and a permanent injunction against the Company, as well as recovery of damages. The results of litigation are inherently uncertain, and there can be no assurance that the Company will prevail in any litigation with FORE. An adverse result in the FORE litigation could have a material adverse effect on the Company's business, financial condition and results of operations.

  3.EXHIBITS

  The exhibits listed under Item 14(c) hereof are filed as part of this report on Form 10-K.

  (b) Reports on Form 8-K filed in the fourth quarter of 1997.

  (c) Exhibits

  The following exhibits are filed with this Report:

   EXHIBIT
    NUMBER                             EXHIBIT TITLE
   -------                             -------------
     3.1    Amended and Restated Certificate of Incorporation filed on January
             13, 1998.
     3.2*   Bylaws of the Registrant.
     4.1*   Form of Common Stock Certificate.
    10.1*   Form of Indemnification Agreement for directors and executive officers of the Company.
   +10.2*   1993 Stock Plan.
   +10.3*   1997 Employee Stock Purchase Plan.
   +10.4*   1997 Stock Plan.
   +10.5*   1997 Director Option Plan.
    10.6*   First Amended and Restated Shareholder Rights Agreement dated
             November 16, 1995, by and among the Registrant and the
             Shareholders named therein.
    10.7*   Sublease, dated June 14, 1996, by and between Olivetti Advanced
             Technology Center, Inc. and the Registrant, and the Lease
             Agreement, dated December 22, 1994, by and between Herman
             Christensen, Jr., Raymond Christensen and Olivetti Advanced
             Technology Center, Inc.
    10.8*++ Development, License and Purchase Agreement, effective as of
             December 19, 1994 (the "Cisco Agreement"), by and between Cisco
             Systems, Inc. and the Registrant, as amended by the First
             Amendment to the Cisco Agreement, effective as of January 30,
             1996, and Amendment Number 2 to the Cisco Agreement, dated July
             7, 1997.
    10.9*   Supplier Escrow Agreement, dated as of April 21, 1997, by and between the Registrant, Hitachi Computer Products (America), Inc.
             and SourceFile.
    10.10   Loan and Security Agreement dated April 21, 1997, by and between
             Silicon Valley Bank and the Registrant.
    10.11   Lease dated October 23, 1997, by and between New Boston Mill Road
             Limited Partnership and the Registrant.
    23.1    Consent of Independent Accountants
    24.1    Power of Attorney (see Page 48).
    27.1    Financial Data Schedule.

--------
 * Previously filed as exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-34005), filed with Securities Exchange Commission on October 27, 1997.
 ++ Confidential treatment granted with respect to certain portions.
 + Denotes a compensation plan in which an executive officer or director participates.

(d) Financial Data Schedules. See Item 14(a)(2) above.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 1998                     MMC NETWORKS, INC.


                                          By:        /s/ Prabhat K. Dubey
                                            -----------------------------------
                                              Prabhat K. Dubey
                                              President, Chief Executive
                                               Officer and Director

  Each person whose signature appears below constitutes and appoints Prabhat
K. Dubey, and Uday Bellary, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

  Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                        TITLE               DATE
          ---------                        -----               ----

    /s/ Prabhat K. Dubey       President, Chief Executive      March 20, 1998
-----------------------------  Officer and Director
      Prabhat K. Dubey         (Principal Executive
                               Officer)



      /s/ Uday Bellary         Vice President, Finance,        March 20, 1998
-----------------------------  Chief Financial Officer and
        Uday Bellary           Assistant Secretary
                               (Principal Financial and
                               Accounting Officer)


       /s/ Amos Wilnai         Director                        March 20, 1998
-----------------------------
         Amos Wilnai


     /s/ Irwin Federman        Director                        March 20, 1998
-----------------------------
       Irwin Federman


   /s/ Andrew S. Rappaport     Director                        March 20, 1998
-----------------------------
     Andrew S. Rappaport


    /s/ Geoffrey Y. Yang       Director                        March 20, 1998
-----------------------------
      Geoffrey Y. Yang

                                                                     SCHEDULE II

                               MMC NETWORKS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                               ADDITIONS   DEDUCTION
                                   BALANCE AT  CHARGED TO     FROM     BALANCE
                                   BEGINNING  STATEMENT OF ALLOWANCE/  AT END
                                   OF PERIOD   OPERATIONS   RESERVE   OF PERIOD
                                   ---------- ------------ ---------- ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 1995......    $ --        $ 45        $--       $ 45
                                      ====        ====        ===       ====
Year ended December 31, 1996......    $ 45        $ 88        $--       $133
                                      ====        ====        ===       ====
Year ended December 31, 1997......    $133        $ 48        $--       $181
                                      ====        ====        ===       ====
INVENTORY VALUATION RESERVE
Year ended December 31, 1995......    $ --        $ 24        $--       $ 24
                                      ====        ====        ===       ====
Year ended December 31, 1996......    $ 24        $203        $--       $227
                                      ====        ====        ===       ====
Year ended December 31, 1997......    $227        $620        $33       $814
                                      ====        ====        ===       ====