Form 10-Q
period 1998-03-31
MMC NETWORKS INC
filed 1998-05-01
CIK 1044660

==============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission file number: 0-23023

                               MMC NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                 77-0319809
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


                              1134 E. Arques Avenue
                               Sunnyvale, CA 94086
                         (Address of principal offices)
                                   (zip code)

                                 (408) 731-1600
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X]   No [ ]

The number of shares outstanding of the issuer's common stock as of April 27, 1998 was 29,523,567.

================================================================================

                               MMC NETWORKS, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

        Condensed Balance Sheets at March 31, 1998 and 1997.................  3

        Condensed Statements of Operations for the three months
                     ended March 31, 1998 and 1997..........................  4

        Condensed Statements of Cash Flows for the three
                months ended March 31, 1998 and 1997........................  5

        Notes to the Condensed Financial Statements.........................  6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.............................  8



PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings............................................. 14

     Item 2.  Changes in Securities......................................... 14

     Item 3.  Defaults Upon Senior Notes.................................... 15

     Item 4.  Submission of Matters to a Vote of Security Holders........... 15

     Item 5.  Other Information............................................. 15

     Item 6.  Exhibits and Reports on Form 8-K.............................. 15

SIGNATURES ................................................................. 16


                               MMC NETWORKS, INC.
                            CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (unaudited)



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                                          March 31,    December 31,
                                                                                            1998          1997
                                                                                          --------      --------
ASSETS
Current assets:
     Cash and cash equivalents .........................................................  $ 11,742      $ 45,401
     Short-term investments ............................................................    34,319            --
     Accounts receivable, net of allowance of $181 .....................................     5,113         4,526
     Finished goods inventories ........................................................       620           570
     Prepaid expenses and other current assets .........................................       401           382
                                                                                          --------      --------
         Total current assets ..........................................................    52,195        50,879
Property and equipment, net ............................................................     4,114         3,631
Other assets ...........................................................................       213           213
                                                                                          --------      --------
                                                                                          $ 56,522      $ 54,723
                                                                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..................................................................  $  2,451      $  2,626
     Accrued expenses ..................................................................     2,510         1,744
     Current portion of capital lease obligations ......................................       347           350
                                                                                          --------      --------
         Total current liabilities .....................................................     5,308         4,720
                                                                                          --------      --------
Capital lease obligations, net of current portion ......................................       200           286
                                                                                          --------      --------

Stockholders' equity:
     Series A Convertible Preferred Stock: $0.001 par value; 0 and 9,378 shares
          authorized; no shares issued or outstanding ..................................        --            --
     Series B Convertible Preferred Stock: $0.001 par value; 0 and 4,121 shares
          authorized; no shares issued or outstanding ..................................        --            --
     Preferred Stock: $0.001 par value; 10,000 and 0 shares authorized; no
          shares issued or outstanding .................................................        --            --
     Common Stock: $0.001 par value; 100,000 shares authorized; 29,303
          and 29,198 shares issued and outstanding .....................................        25            25
     Additional paid-in capital ........................................................    50,810        50,778
     Notes receivable from stockholders ................................................      (172)         (181)
     Retained earnings (Accumulated deficit) ...........................................       351          (905)
                                                                                          --------      --------
         Total stockholders' equity ....................................................    51,014        49,717
                                                                                          --------      --------
                                                                                          $ 56,522      $ 54,723
                                                                                          ========      ========

   The accompanying notes are an integral part of these condensed financial statements.

                               MMC NETWORKS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                      1998          1997
                                                    --------      --------
Revenues ......................................     $  9,623      $  3,421
Cost of revenues ..............................        2,936         1,118
                                                    --------      --------
                 Gross profit .................        6,687         2,303
                                                    --------      --------
Operating expenses:
         Research and development, net ........        3,144         1,096
         Selling, general and administrative ..        2,097         1,062
                                                    --------      --------
                 Total operating expenses .....        5,241         2,158
                                                    --------      --------
Operating income ..............................        1,446           145
                                                    --------      --------
Other income (expense):
         Interest income ......................          529            78
         Interest expense .....................          (19)          (33)
                                                    --------      --------
                 Total other income ...........          510            45
                                                    --------      --------

Income before income taxes ....................        1,956           190
Provision for income taxes ....................          700             4
                                                    --------      --------
Net income ....................................     $  1,256      $    186
                                                    ========      ========

Basic income per share ........................     $   0.04      $   0.02
                                                    ========      ========
Shares used to compute basic income per share .       29,276        11,281
                                                    ========      ========

Diluted income per share ......................     $   0.04      $   0.01
                                                    ========      ========
Shares used to compute diluted income per share       33,717        27,076
                                                    ========      ========

   The accompanying notes are an integral part of these condensed financial statements.

                               MMC NETWORKS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                            Three Months
                                           Ended March 31,
                                        -----------------------
                                          1998            1997
                                        --------         ------
Cash flows from operating activities:
  Net income..........................  $  1,256         $  186
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization.....       462            155
    Issuance of Common Stock in
     exchange for services............       --              30
    Changes in assets and liabilities:
      Accounts receivable.............      (587)          (594)
      Inventories.....................       (50)           288
      Prepaid expenses and other
       assets.........................       (19)          (191)
      Accounts payable................      (175)          (255)
      Accrued expenses................       766            177
                                         -------         ------
        Net cash provided by (used in)
         operating activities.........     1,653           (204)
                                         -------         ------
Cash flows from investing activities:
  Sale (purchase) of short-term
   investments........................   (34,319)           232
  Acquisition of property and
   equipment..........................      (945)          (404)
                                         -------         ------

        Net cash used in investing
         activities...................   (35,264)          (172)
                                         -------         ------

Cash flows from financing activities:
  Proceeds from exercise of stock
   options and other.................         32             35
  Proceeds from the repayment of notes
   receivable from stockholders.......         9           --
  Principal payments on capital lease
   obligations........................       (89)           (64)
                                         -------         ------
        Net cash used in financing
         activities...................       (48)           (29)
                                         -------         ------
Net increase (decrease) in cash and
 cash equivalents.....................   (33,659)          (405)
Cash and cash equivalents at beginning
 of period............................    45,401          4,809
                                         -------         ------

Cash and cash equivalents at end of
 period...............................   $11,742         $4,404
                                         =======         ======

Supplemental disclosure:
  Cash paid for interest..............   $    19         $   33
  Cash paid for income taxes..........   $   233         $   10




         The accompanying notes are an integral part of these condensed financial statements.

                               MMC NETWORKS, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial information reflects all adjustments including only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for MMC Networks, Inc. ("the Company") for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997. Results for the interim periods are not necessarily indicative of results for the entire year.

NOTE 2 - EARNINGS PER SHARE

The following table reconciles the numerator and denominator of the basic and diluted EPS computations for the three months ended March 31, 1998 and 1997:

                                                           Three Months Ended March 31,
                                     ----------------------------------------------------------------------
                                                1998                                  1997
                                     ------------------------------     -----------------------------------
                                                           Per Share                             Per Share
                                     Income    Shares       Amount       Income      Shares        Amount
                                    -------    -------     --------     --------     -------     ----------
                                                       (in thousands, except per share data)
Basic income per share:
Net income available to
     common stockholders .....      $1,256      29,276     $   0.04     $    186      11,281     $     0.02
                                                           ========                              ==========
Effect of dilutive securities:
Convertible Preferred Stock ..          --          --                        --      13,342
Warrants .....................          --          30                        --         112
Stock options ................          --       4,411                        --       2,341
                                   --------    -------                  --------     -------

Diluted income per share:
Net income available to
     common stockholders and
     assumed conversions .....     $ 1,256      33,717     $   0.04     $    186      27,076     $     0.01
                                   =======     =======     ========     ========     =======     ==========

At March 31, 1998 and 1997, options to purchase a total of 51,000 and 69,000 shares of common stock with average exercise prices of $18.69 and $2.67, respectively, are considered anti-dilutive because the options' exercise prices were greater than the average fair market value of the Company's common stock for the three months then ended and, as such, are excluded from the calculation of diluted net income per share. Each share of Convertible Preferred Stock outstanding at March 31, 1997 was converted into one share of Common Stock upon the completion of the Company's initial public offering effective October 28, 1998.

NOTE 3 - EQUITY

On January 13, 1998, the Company amended its Certificate of Incorporation to authorize 10,000,000 shares of undesignated Preferred Stock. The Board of Directors will have the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") in the first quarter of 1998. SFAS 130 establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in

                               MMC NETWORKS, INC.
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS

comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. For the three months ended March 31, 1998 and 1997, comprehensive income approximated net income.

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS
131"). This statement establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 has not resulted in a change in the way the Company reports information and related disclosures.

NOTE 5 - FINANCING AGREEMENTS

In February 1998, the Company entered into a non-recourse receivables purchase agreement with a bank. The agreement expires in February 1999 and allows the Company to sell up to $2 million of its accounts receivable to the bank at a discount rate of 9.5%, less an administrative fee equal to 0.20% of the total purchased receivable balance. The agreement also provides for the Company to grant to the bank a continuing lien on and security interest in all purchased receivables and related property. To date, the Company has not sold any receivables under this agreement.

The Company had two lines of credit, a $5.0 million revolving bank credit facility under which borrowings accrued interest at the bank's prime rate and a $3.0 million bank lease line under which borrowings accrued interest at the bank's prime rate plus 0.5%. These lines-of-credit expired in April 1998. The Company had not borrowed any funds under either facility as of March 31, 1998. In conjunction with the expiration of these lines, the Company obtained a letter of commitment from a bank to enter into a new $8 million revolving credit facility for which borrowings will bear interest at the bank's prime rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the interim condensed financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which reflect the Company's current views with respect to future events which may impact the Company's results of operations and financial condition. In this report, the words "anticipates", "believes", "expects", "intends" and similar expressions identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors, including those set forth below under the caption "Factors Affecting Future Results", which could cause the actual future results to differ materially from historical results or those described in the forward-looking statements. Readers are urged to carefully review the disclosures made by the Company in this Report and in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition - Factors Affecting Future Results" of the Company's Annual Report on Form 10-K previously filed with the Securities and Exchange Commission that describe certain risks and factors that may affect the Company's business and not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

BACKGROUND

The Company is a leading developer and supplier of network processors -- high-performance, open-architecture, software-programmable processors optimized for network applications. The Company's network processors form the core silicon "engines" of LAN and WAN switches and routers and are designed to allow network equipment vendors to rapidly develop high-performance, feature-rich, cost-effective products supporting a broad range of networking functions. MMC Networks' customers employ the Company's network processors to develop and market multi-gigabit, wire-speed switches and routers with advanced features such as Layer 3 switching, internetworking of LANs and WANs, security, class of service, quality of service and network management.

The Company's current products, the PS1000, ATMS2000 and AF5000 families of network processors, provide the core functionality of high-performance Fast Ethernet and Asynchronous Transfer Mode ("ATM") networking equipment. The Company believes that network equipment vendors are able to reduce design and development costs and accelerate product development cycles for high-performance routers and switches by using the Company's products. All of the Company's products are based on the Company's proprietary ViX(TM) architecture, which enables network equipment vendors to easily and cost-effectively implement high-performance, value-added features in their switch and router products.

The Company was incorporated in California in September 1992 and reincorporated in Delaware in October 1997.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data expressed as a percentage of the Company's revenue for the interim periods presented.

                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                        1998         1997
                                                      ---------    ---------
Statement of Operations Data:
Revenues .........................................     100.0%     100.0%
Cost of revenues .................................      30.5%      32.7%
                                                      ------     ------
                          Gross profit ...........      69.5%      67.3%
                                                      ------     ------
Operating expenses:
              Research and development, net ......      32.7%      32.1%
              Selling, general and administrative       21.8%      31.0%
                                                      ------     ------
                          Total operating expenses      54.5%      63.1%
                                                      ------     ------

Operating income .................................      15.0%       4.2%
              Interest income, net ...............       5.3%       1.4%
                                                      ------     ------
Income before income taxes .......................      20.3%       5.6%
Provision for income taxes .......................       7.2%       0.1%
                                                      ======     ======
Net income .......................................      13.1%       5.5%
                                                      ======     ======

Revenues

Revenues increased by 181% to $9.6 million in the first quarter of 1998 from $3.4 million in the first quarter of 1997. The majority of the revenue growth is due to increased sales of both the ATMS2000 and PS1000 product families to new and existing customers. In addition, the first quarter of 1998 included revenues generated from engineering samples of the company's newest product family, AnyFlow 5000.

Cost of Revenues; Gross Profit

Cost of revenues increased to $2.9 million in the first quarter of 1998 as compared to $1.1 million in the first quarter of 1997. The increase in cost of revenues reflects the increased volume of shipments from period to period and, as such, gross profit as a percentage of total revenues stayed relatively constant; 69.5% for the first quarter of 1998 and 67.3% for the first quarter of 1997.

Research and Development Expenses, net

Research and development expenses, net, increased by 187% to $3.1 million in the first quarter of 1998 as compared to $1.1 million in the first quarter of 1997. Research and development expenses as a percentage of total revenues remained relatively constant; 32.7% in the first quarter of 1998 as compared to 32.1% in the first quarter of 1997. This increase in research and development expenses from period to period was due to increased expenditures for the development of new products. Research and development expenses are expected to continue to increase in absolute dollars over the remainder of 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 97% to $2.1 million in the first quarter of 1998 as compared to $1.1 million in the first quarter of 1997. The increase in selling, general and administrative expenses was comprised of increased sales commissions resulting from higher revenues, increased selling and marketing costs associated with new products, additional personnel and additional costs related to being a public Company. Selling, general and administrative expenses decreased as a percentage of revenues to 21.8% in the first quarter of 1998 from 31.0% in the first quarter of 1997 as revenue growth surpassed the increase in selling, general and administrative expenses. The Company expects selling, general and administrative expenses to increase in absolute dollars over the remainder of 1998.

Interest Income, net

The increase in net interest income is due to increased cash and investment balances from period to period.

Provision for Income Taxes

The provision for income taxes increased to $700,000 in the first quarter of 1998 from $4,000 in the first quarter of 1997 reflecting effective tax rates of 35.8% and 2.1%, respectively. Management expects the effective tax rate for the remainder of 1998 to decrease as the Company utilizes research and development tax credit carryforwards and deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company's cash, cash equivalents and short-term investments totaled $46.1 million and the Company's working capital was approximately $46.9 million. Net cash totaling $1.7 million was provided by operating activities during the three months ended March 31, 1998. This increase was primarily due to net income adjusted for depreciation and amortization of $1.7 million. Cash used in investing activities of $35.3 million for the three months ended March 31, 1998 was comprised of the purchase of short-term investments of $34.3 million and the acquisition of property and equipment of $945,000.

In February 1998, the Company entered into a non-recourse receivables purchase agreement with a bank. The agreement expires in February 1999 and allows the Company to sell up to $2 million of its accounts receivable to the bank at a discount rate of 9.5%, less an administrative fee equal to 0.20% of the total purchased receivable balance. To date, the Company has not sold any receivables under this agreement.

The Company had two lines of credit, a $5.0 million revolving bank credit facility under which borrowings accrued interest at the bank's prime rate and a $3.0 million bank lease line under which borrowings accrued interest at the bank's prime rate plus 0.5%. These lines-of-credit expired in April 1998. The Company had not borrowed any funds under either facility as of March 31, 1998. In conjunction with the expiration of these lines, the Company obtained a letter of commitment from a bank to enter into a new $8 million revolving credit facility for which borrowings will bear interest at the bank's prime rate.

The Company believes that its existing cash balances together with its available line of credit, related financing agreement and cash flow expected from future operations will be sufficient to meet the Company's capital requirements through the next twelve months, although the Company could be required, or could elect, to seek to raise additional capital before such time. This is a forward-looking statement and the actual period of time for which the Company's resources will be sufficient will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending to support product development efforts and the expansion of sales and marketing efforts, the timing and size of business or technology acquisitions, the timing of introductions of new products and enhancements to existing products and market acceptance of the Company's products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

FACTORS AFFECTING FUTURE RESULTS

As described by the following factors, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Fluctuations in Operating Results. Fluctuations in the Company's operating results have occurred in the past and are likely to occur in the future due to a variety of factors, any of which may have a material adverse effect on the Company's operating results. In particular, the Company's quarterly results of operations may vary significantly due to general business conditions in the networking equipment and semiconductor industries, changes in demand for the network equipment products of the Company's customers, the timing and amount of orders from the Company's network equipment vendor customers, cancellations or delays of customer product orders, new product introductions by the Company or its competitors, cancellations, changes or delays of deliveries of products to the Company by its suppliers, increases in the costs of products from the Company's suppliers, fluctuations in product life cycles, price erosion, competition, changes in the mix of products sold by the Company, availability of semiconductor foundry capacity, variances in the timing and amount of nonrecurring engineering funding and operating expenses, seasonal fluctuations in demand, intellectual property disputes and general economic conditions. In addition, in the past the Company has recognized a substantial portion of its revenues in the last month of a quarter. Since a large portion of the Company's operating expenses, including rent, salaries and capital lease expenses, is fixed and difficult to reduce or modify, if revenue does not meet the Company's expectations, the material adverse effect of any revenue shortfall will be magnified by the fixed nature of these operating expenses. All of the above factors are difficult for the Company to forecast, and these and other factors could have a material adverse effect on the Company's business, financial condition and results of operations.

Customer Concentration. The percentage of total revenues accounted for by the Company's significant customers (significant customers are those customers accounting for more than 10% of the Company's total revenues) for the three months ended March 31, 1998 and 1997 are as follows: Cisco, Mitsui Comtek Corp., a non-stocking sales representative for Japan, Cabletron and the U.S. Computer Division of Hitachi accounted for 30%, 27%, 11% and 10%, respectively, of total revenues during the first quarter of 1998 and 26%, 19%, less than 1% and 25%, respectively, of total revenues during the first quarter of 1997.

The Company's customer base is highly concentrated. A relatively small number of customers has accounted for a significant portion of the Company's revenues to date, and the Company expects that this trend will continue for the foreseeable future. Each of the Company's network equipment vendor customers, including Cisco, Mitsui, Cabletron and Hitachi can cease incorporating the Company's products with limited notice to the Company and with little or no penalty. The Company's agreements with network equipment vendor customers do not require minimum purchases.

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

New Product Development and Technological Change. The data networking and semiconductor industries are characterized by rapidly changing technology, frequent product introductions, rapid erosion of average selling prices and evolving industry standards. Accordingly, the Company's future performance depends on a number of factors, including the acceptance of network processors as an alternative to the Application-Specific Integrated Circuit ("ASIC") components and general purpose processors and the acceptance by the Company's customers of third party sourcing for network processors as an alternative to in-house development as well as the Company's ability to identify emerging technological trends in its target markets, develop and maintain competitive products, enhance its products by adding innovative features that differentiate its products from those of competitors, bring products to market on a timely basis at competitive prices, properly identify target markets and respond effectively to new technological changes or new product announcements by others. Products as complex as those offered by the Company frequently contain errors, defects and bugs when first introduced or as new versions are released. The Company has in the past experienced such errors, defects and bugs. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of such products, which could damage the Company's reputation and adversely affect the Company's ability to retain its existing customers and to attract new customers. In addition, the Company must generally incur substantial research and development costs before the technical feasibility and commercial viability of a product line can be ascertained. There can be no assurance that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements, or that the Company will be able to secure the financial resources necessary to fund future development. The inability of the Company and its products to achieve market acceptance from network equipment vendors and to adequately address any of the factors discussed above could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Independent Manufacturers. Currently, the Company outsources all manufacturing, assembly and test of its network processors. The Company's suppliers currently deliver fully assembled and tested products on a turnkey basis. Only one of the Company's products is currently manufactured by more than one supplier. The Company depends on its suppliers to deliver sufficient quantities of finished product to the Company in a timely manner. Since the Company places its orders on a purchase order basis and does not have a long-term volume purchase agreement with any of its existing suppliers, these suppliers may allocate, and in the past have allocated, capacity to the production of other products while reducing deliveries to the Company on short notice. Given that the Company must place orders approximately 12 to 14 weeks in advance of expected delivery, any sudden increase in customer demand not anticipated by the Company in advance could result in the inability to deliver product on a timely basis and, as such, may reduce the Company's product revenues or increase the Company's cost of revenues and could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition. The data networking and semiconductor industries are intensely competitive and are characterized by constant technological change, rapid rates of product obsolescence and price erosion. The Company's PS1000, ATMS2000 and AF5000 product families compete with products from companies such as Texas Instruments Incorporated, Lucent Technologies, Inc., PMC-Sierra Inc./Integrated Technology Ltd., Galileo Technology Ltd. and I-Cube, Inc. In addition, the Company expects significant competition in the future from major domestic and international semiconductor suppliers. The Company also may face competition from suppliers of products based on new or emerging technologies. Moreover, several established electronics and semiconductor suppliers have recently entered or indicated an intent to enter the switching and routing equipment market. In addition, many of the Company's existing and potential customers internally develop ASICs, general purpose processors, network processors and other devices which attempt to perform all or a portion of the functions performed by the Company's products. Many of the Company's current and prospective competitors offer broader product lines and have significantly greater financial, technical, manufacturing and marketing resources than the Company. Failure of the Company to compete successfully could have a material adverse effect on its operating results.

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

On October 27, 1997, FORE filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company willfully infringed two of FORE's patents. The complaint seeks both a preliminary and a permanent injunction against the Company, as well as recovery of damages. On December 17, 1997, FORE filed an amended complaint alleging patent infringement of an additional patent, seeking identical relief on all three patents and, in addition, FORE alleged trade secret misappropriation against MMC seeking preliminary and permanent injunctive relief as well as recovery of damages. On January 9, 1998, MMC filed a motion to dismiss or transfer the Pennsylvania action and to transfer the case to the Northern District of California. This motion is currently pending. At present time litigation has been stayed by joint stipulation of the parties. The results of litigation are inherently uncertain, and there can be no assurance that the Company will prevail in any litigation with FORE. An adverse result in the FORE litigation could have a material effect on the Company's business, financial condition and results of operations.

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

Expected Volatility of Stock Price. In recent years the stock market in general, and the market for shares of high technology, data networking and semiconductor companies in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. The trading price of the Company's Common Stock is expected to be subject to extreme fluctuations in response to both business-related issues, such as quarterly variations in operating results, announcements of new products by the Company or its competitors, the gain or loss of significant network equipment vendor customers, and stock market-related influences, such as changes in analysts' estimates, the presence or absence of short-selling of the Company's Common Stock and events affecting other companies that the market deems to be comparable to the Company. In addition, technology stocks have from time to time experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. Trading prices of many high technology, data networking and semiconductor stocks, including the Common Stock of the Company, are at or near their historical highs and reflect price/earnings ratios substantially above historical norms. There can be no assurance that the trading price of the Company's Common Stock will remain at or near its current level.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Not Applicable.

ITEM 2.  CHANGES IN SECURITIES
The following table lists the amount of expenses incurred for the Company's account in connection with the issuance and distribution of 4,025,000 shares of the Common Stock issued in the Company's initial public offering on October 28, 1998.
[CAPTION]

                                                Direct or indirect payments to directors
                                                or officers of the Company or their associates;
                                                to persons owning ten percent or more of
                                                any class of equity securities of the                  Direct or indirect
                                                Company; and to affiliates of the Company              payments to others
                                                -----------------------------------------------        --------------------
Underwriting discounts and commissions.....                         $0                                     $3,099,250
Finders' fees..............................                         $0                                         $0
Expenses paid to or for underwriters.......                         $0                                         $0
Other expenses through March 31, 1998......                         $0                                     $1,189,811
                                                                                                         ---------------
Total expenses.............................                         $0                                     $4,289,061

Gross proceeds of IPO .....................                         $0                                     $44,275,000
     Less total expenses...................                         $0                                      $4,289,061
                                                                                                         ----------------
Net proceeds of IPO........................                         $0                                     $39,985,939
                                                                                                         ================

The following table lists the amount of net offering proceeds to the Company used for each of the purposes listed below for the period from December 31, 1997 through March 31, 1998.

                                                Direct or indirect payments to directors
                                                or officers of the Company or their associates;
                                                to persons owning ten percent or more of any
                                                class of equity securities of the Company;             Direct or indirect
                                                and to affiliates of the Company                       payments to others
                                                -----------------------------------------------        ------------------
Construction of plants, building and
  facilities..........................                           $0                                              $0
Purchase and installation of machinery
  and equipment.......................                           $0                                              $0
Purchase of real estate...............                           $0                                              $0
Acquisition of other business(es).....                           $0                                              $0
Repayment of indebtedness.............                           $0                                              $0
Working Capital.......................                           $0                                          $39,985,939
Temporary investment
Asset-backed securities...............                           $0                                              $0
Municipal bonds.......................                           $0                                              $0
Commercial paper.......................                          $0                                              $0
Other purposes
Acquisition of minority equity
  interests in other corporations.....                           $0                                              $0

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.

ITEM 5.  OTHER INFORMATION
Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

       Exhibit No.            Description of Exhibit
       -----------            ----------------------
         10.1 Non-Recourse Receivables Purchase Agreement dated February 9, 1998, by and between Silicon Valley Financial Services, a division of Silicon Valley Bank, and the Registrant. 27 Financial Data Schedule as of March 31, 1998 and for the 3 months then ended.

         27 Financial Data Schedule as of March 31, 1998 and for the 3 months then ended.

         27.1 Restated Financial Data Schedule as of December 31, 1997 and 1996 and for the 12 months then ended.

         27.2 Restated Financial Data Schedule as of September 30, 1997 and for the 9 months then ended.

         27.3 Restated Financial Data Schedule as of June 30, 1997 and for the 6 months then ended.

         (b)  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      Dated: May 1, 1998                          MMC NETWORKS, INC.


                                                  By: /s/ Prabhat K. Dubey
                                                     --------------------------
                                                     Prabhat K. Dubey
                                                     President, Chief Executive
                                                       Officer and Director


                                                  By: /s/ Uday Bellary
                                                     ---------------------------
                                                     Uday Bellary
                                                     Vice President, Finance,
                                                     Chief Financial Officer and
                                                     Assistant Secretary
                                                     (Principal Financial and
                                                      Accounting Officer)