Form 10-Q
period 1998-06-30
MMC NETWORKS INC
filed 1998-08-05
CIK 1044660

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      OR

   [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                       Commission file number : 0-23023

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

                               Yes X      No __
                                   -

The number of shares outstanding of the issuer's common stock as of July 28, 1998 was 29,671,837.

                              MMC NETWORKS, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX



PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Condensed Balance Sheets at June 30, 1998 and December 31, 1997.............................. 3

                  Condensed Statements of Operations for the three and six months ended June 30, 1998 and 1997........................................................... 4

                  Condensed Statements of Cash Flows for the six months
                         months ended June 30, 1998 and 1997................................................... 5

                  Notes to the Condensed Financial Statements.................................................. 6

         Item 2. Management's Discussion and Analysis of Financial Condition  and Results of
                  Operations................................................................................... 8

PART II.  OTHER INFORMATION
          Item 1.  Legal Proceedings.......................................................................... 14

          Item 2.  Changes in Securities...................................................................... 15

          Item 3.  Defaults Upon Senior Notes................................................................. 15

          Item 4.  Submission of Matters to a Vote of Security Holders........................................ 15

          Item 5.  Other Information.......................................................................... 15

          Item 6.  Exhibits and Reports on Form 8-K........................................................... 15

SIGNATURES.................................................................................................... 16

                              MMC NETWORKS, INC.
                            CONDENSED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                                                JUNE 30,   DECEMBER 31,
                                                                                  1998         1997
                                                                                ---------  -------------
ASSETS
Current assets:
  Cash and cash equivalents..................................................    $18,698        $45,401
  Short-term investments.....................................................     28,166              -
  Accounts receivable, net of allowance of $172 and $181.....................      6,536          4,526
  Finished goods inventories.................................................        704            570
  Prepaid expenses and other current assets..................................        870            382
                                                                                 -------        -------
    Total current assets.....................................................     54,974         50,879
Property and equipment, net..................................................      4,074          3,631
Other assets.................................................................        208            213
                                                                                 -------        -------
                                                                                 $59,256        $54,723
                                                                                 =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................................    $ 2,448        $ 2,626
  Accrued expenses...........................................................      3,245          1,744
  Current portion of capital lease obligations...............................        308            350
                                                                                 -------        -------
    Total current liabilities................................................      6,001          4,720
                                                                                 -------        -------
Capital lease obligations, net of current portion............................        131            286
                                                                                 -------        -------
Stockholders' equity:
  Series A Convertible Preferred Stock: $0.001 par value; 0 and 9,378 shares
     authorized; no shares issued or outstanding.............................          -              -
  Series B Convertible Preferred Stock: $0.001 par value; 0 and 4,121 shares
     authorized; no shares issued or outstanding.............................          -              -
  Preferred Stock: $0.001 par value; 10,000 and 0 shares authorized; no
     shares issued or outstanding............................................          -              -
  Common Stock: $0.001 par value; 100,000 shares authorized; 29,586
     and 29,198 shares issued and outstanding................................         26             25
  Additional paid-in capital.................................................     51,571         50,778
  Notes receivable from stockholders.........................................       (116)          (181)
  Retained earnings (Accumulated deficit)....................................      1,643           (905)
                                                                                 -------        -------
    Total stockholders' equity...............................................     53,124         49,717
                                                                                 -------        -------
                                                                                 $59,256        $54,723
                                                                                 =======        =======

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL
                                  STATEMENTS.

                              MMC NETWORKS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                         JUNE 30,             JUNE 30,
                                                   --------------------  ------------------
                                                     1998       1997       1998      1997
                                                   ---------  ---------  --------  --------
Revenues..........................................  $12,017    $ 4,780   $21,640   $ 8,201
Cost of revenues..................................    3,490      1,417     6,426     2,535
                                                    -------    -------   -------   -------
         Gross profit.............................    8,527      3,363    15,214     5,666
                                                    -------    -------   -------   -------

Operating expenses:
    Research and development, net.................    3,654      1,655     6,798     2,751
    Selling, general and administrative...........    2,255      1,497     4,352     2,559
    Litigation settlement.........................    1,250          -     1,250         -
                                                    -------    -------   -------   -------
         Total operating expenses.................    7,159      3,152    12,400     5,310
                                                    -------    -------   -------   -------
Operating income..................................    1,368        211     2,814       356
                                                    -------    -------   -------   -------

Other income (expense):
    Interest income...............................      495         77     1,024       155
    Interest expense..............................      (16)       (35)      (35)      (68)
                                                    -------    -------   -------   -------
         Total other income.......................      479         42       989        87
                                                    -------    -------   -------   -------
Income before income taxes........................    1,847        253     3,803       443
Provision for income taxes........................      555          5     1,255         9
                                                    -------    -------   -------   -------
Net income........................................  $ 1,292    $   248   $ 2,548   $   434
                                                    =======    =======   =======   =======

Basic income per share............................  $  0.04    $  0.02   $  0.09   $  0.04
                                                    =======    =======   =======   =======
Shares used to compute basic income per share.....   29,553     11,423    29,414    11,352
                                                    =======    =======   =======   =======

Diluted income per share..........................  $  0.04    $  0.01   $  0.08   $  0.02
                                                    =======    =======   =======   =======
Shares used to compute diluted income per share...   33,794     28,160    33,756    27,618
                                                    =======    =======   =======   =======

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL
                                  STATEMENTS.

                              MMC NETWORKS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                       ---------------------------
                                                                           1998           1997
                                                                       -------------  ------------
Cash flows from operating activities:
  Net income..........................................................     $  2,548       $   434
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization....................................          970           386
     Issuance of Common Stock in exchange for services................            -            30
     Changes in assets and liabilities:
       Accounts receivable............................................       (2,010)       (1,318)
       Inventories....................................................         (134)          280
       Prepaid expenses and other assets..............................         (483)         (155)
       Accounts payable...............................................         (178)          450
       Accrued expenses...............................................        1,501           252
                                                                           --------       -------
          Net cash provided by operating activities...................        2,214           359
                                                                           --------       -------
Cash flows from investing activities:
  Purchase of short-term investments..................................      (28,166)       (1,100)
  Acquisition of property and equipment...............................       (1,413)       (1,005)
                                                                           --------       -------
          Net cash used in investing activities.......................      (29,579)       (2,105)
                                                                           --------       -------
Cash flows from financing activities:
  Proceeds from exercise of stock options and other...................          794            82
  Proceeds from the repayment of notes receivable from stockholders...           65             -
  Principal payments on capital lease obligations.....................         (197)         (192)
                                                                           --------       -------
          Net cash provided by (used in) financing activities.........          662          (110)
                                                                           --------       -------
Net increase (decrease) in cash and cash equivalents..................      (26,703)       (1,856)
Cash and cash equivalents at beginning of period......................       45,401         4,809
                                                                           --------       -------
Cash and cash equivalents at end of period............................     $ 18,698       $ 2,953
                                                                           ========       =======
SUPPLEMENTAL DISCLOSURE:
  Cash paid for interest..............................................     $     35       $    68
  Cash paid for income taxes..........................................     $  1,333       $    17

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL
                                  STATEMENTS.

                               MMC NETWORKS, INC.

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial information reflects all adjustments, including only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for MMC Networks, Inc. ("the Company") for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997. Results for the interim periods are not necessarily indicative of results for the entire year.

NOTE 2 - EARNINGS PER SHARE

The following table reconciles the numerator and denominator of the basic and diluted EPS computations for the three and six month periods ended June 30, 1998 and 1997:

                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                               -----------------------      -----------------------
                                               JUNE 30,       JUNE 30,      JUNE 30,      JUNE 30,
                                                 1998           1997          1998          1997
                                               --------       --------      --------      --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income available to
     common stockholders....................... $ 1,292        $   248      $ 2,548       $   434
                                                =======        =======      =======       =======

Shares used to compute basic income
     per share.................................  29,553         11,423       29,414        11,352

Effect of dilutive securities:
     Convertible Preferred Stock...............       -         13,342            -        13,342
     Warrants..................................      31            130           31           121
     Stock options.............................   4,210          3,265        4,311         2,803
                                                -------        -------      -------       -------

Shares used to compute diluted income
     per share.................................  33,794         28,160       33,756        27,618
                                                =======        =======      =======       =======

Basic income per share......................... $  0.04        $  0.02      $  0.09       $  0.04
                                                =======        =======      =======       =======

Diluted income per share....................... $  0.04        $  0.01      $  0.08       $  0.02
                                                =======        =======     ========       =======

NOTE 3 - EQUITY

On January 13, 1998, the Company amended its Certificate of Incorporation to authorize 10,000,000 shares of undesignated Preferred Stock. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") in the first quarter of 1998. SFAS 130 establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. For the three and six month periods ended June 30, 1998 and 1997, comprehensive income approximated net income.

                              MMC NETWORKS, INC.

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") in the first quarter of 1998. This statement establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 has not resulted in a change in the way the Company reports information and related disclosures.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and be measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS 133. The accounting prescribed by SFAS 133 is effective beginning with the first quarter of 2000. The adoption of SFAS 133 in 2000 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 5 - FINANCING AGREEMENTS
The Company had two lines of credit, a $5.0 million revolving bank credit facility under which borrowings accrued interest at the bank's prime rate and a $3.0 million bank lease line under which borrowings accrued interest at the bank's prime rate plus 0.5%. These lines of credit expired in April 1998.

During the first half of 1998, the Company entered into two credit facilities with a bank, a loan agreement and a non-recourse receivables purchase agreement. The loan agreement, which expires in May 1999, allows the Company to borrow up to $8.0 million. Borrowings under the loan agreement bear interest at the bank's prime rate. The agreement requires that the Company comply with certain financial covenants. In the event of default, all outstanding borrowings will accrue interest at a rate of five percentage points above the rate effective immediately prior to any such default. The non-recourse receivables purchase agreement, which expires in February 1999, allows the Company to sell up to $2.0 million of its accounts receivable to the bank at a discount rate equal to the bank's prime rate plus 1.0% per annum, less an administrative fee equal to 0.20% of the total purchased receivables balance. The receivables purchase agreement also provides for the Company to grant to the bank a continuing lien on and security interest in all purchased receivables and related property. To date, the Company has not utilized either credit facility.

NOTE 6 - LITIGATION SETTLEMENT
During the fourth quarter of 1997, FORE Systems, Inc. filed complaints alleging patent infringement and trade secret misappropriation against MMC Networks, Inc. The Company entered into a settlement agreement with FORE in June 1998. In accordance with the settlement, the Company agreed to a settlement fee and entered into a patent cross-licensing agreement pursuant to which MMC Networks, Inc. and FORE granted each other perpetual, with certain exceptions, and fully-paid licenses to certain patents held by them. The settlement fee and related legal expenses totaled approximately $1.3 million and was charged to operating income in the quarter ended June 30, 1998. Excluding the litigation settlement expenses, net income for the second quarter of 1998 would have been $2.2 million or $0.06 per share.

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

BACKGROUND
The Company is a leading developer and supplier of network processors--high-performance, open-architecture, software-programmable integrated circuits optimized for network applications. The Company's network processors form the core silicon "engines" of LAN and WAN switches and routers and are designed to allow network equipment vendors to rapidly develop high-performance, feature-rich, cost-effective products supporting a broad range of networking functions. MMC Networks' customers employ the Company's network processors to develop and market multi-gigabit, wire-speed switches and routers with advanced features such as Layer 3 switching, internetworking of LANs and WANs, security, class of service, quality of service and network management.

The Company's current products, the PS1000, ATMS2000 and AF5000 families of network processors, provide the core functionality of high-performance Fast Ethernet and Asynchronous Transfer Mode ("ATM") networking equipment. The Company believes that network equipment vendors are able to reduce design and development costs and accelerate product development cycles for high-performance routers and switches by using the Company's products. All of the Company's products are based on the Company's proprietary ViXTM architecture, which enables network equipment vendors to easily and cost-effectively implement high-performance, value-added features in their switch and router products.

The Company was incorporated in California in September 1992 and reincorporated in Delaware in October 1997.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data expressed as a percentage of the Company's revenue for the interim periods presented.

                                          THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                         -----------------------------  ---------------------------
                                              1998           1997           1998           1997
                                         --------------  -------------  -------------  ------------
STATEMENT OF OPERATIONS DATA:
Revenues...............................      100.0%         100.0%         100.0%        100.0%
Cost of revenues.......................       29.0%          29.6%          29.7%         30.9%
                                             -----          -----          -----         -----
    Gross profit.......................       71.0%          70.4%          70.3%         69.1%
                                             -----          -----          -----         -----
Operating expenses:
  Research and development, net........       30.4%          34.7%          31.4%         33.6%
  Selling, general and administrative..       18.8%          31.3%          20.1%         31.2%
  Litigation settlement................       10.4%           0.0%           5.8%          0.0%
                                             -----          -----          -----         -----
    Total operating expenses...........       59.6%          66.0%          57.3%         64.8%
                                             -----          -----          -----         -----

Operating income.......................       11.4%           4.4%          13.0%          4.3%
  Interest income, net.................        4.0%           0.9%           4.6%          1.1%
                                             -----          -----          -----         -----
Income before income taxes.............       15.4%           5.3%          17.6%          5.4%
Provision for income taxes.............        4.6%           0.1%           5.8%          0.1%
                                             -----          -----          -----         -----
Net income.............................       10.8%           5.2%          11.8%          5.3%
                                             =====          =====          =====         =====

Revenues

Revenues increased by 24.9% to $12.0 million in the second quarter of 1998 from $9.6 million in the first quarter of 1998 and increased by 151.4% as compared to $4.8 million for the same quarter of the previous year. The revenue growth from the first quarter to the second quarter of 1998 was due to increased sales of the Company's ATMS2000 and AnyFlow5000 product families to new and existing customers partially offset by the decline of sales of the PS1000 product family during the same period. Revenues for the six months ended June 30, 1998 increased by 163.9% to $21.6 million as compared to $8.2 million for the same period in the previous year. This increase is a result of increased sales to new and existing customers across all of the Company's products lines.


Cost of revenues; Gross profit

Cost of revenues increased to $3.5 million in the second quarter of 1998 from $2.9 million in the first quarter of 1998 and from $1.4 million in the same quarter of the previous year. The increase in cost of revenues primarily reflects the increased volume of shipments from period to period and, as such, gross profit as a percentage of total revenues stayed relatively constant; 71.0%, 69.5% and 70.4% for the three months ended June 30, 1998, March 31, 1998 and June 30, 1997, respectively. The cost of revenues and related gross profit for the six months ended June 30, 1998 were $6.4 million and 70.3%, respectively, as compared to $2.5 million and 69.1%, respectively, for the same period in the previous year.


Research and development expenses, net

Research and development expenses, net, increased by 16.2% to $3.7 million in the second quarter of 1998 from $3.1 million in the first quarter of 1998 and increased by 120.8% as compared to $1.7 million for the same quarter of the previous year. Research and development expenses as a percentage of total revenues remained relatively constant; 30.4%, 32.7% and 34.7% for the three months ended June 30 1998, March 31, 1998 and June 30, 1997, respectively. Research and development expenses, net, include expenses incurred under a number of contracts with customers whereby the Company receives partial or complete reimbursement for expenses incurred. These reimbursements are recorded as an offset against research and development expenses. During the second quarter of 1998, the Company established a wholly owned subsidiary in

Israel, MMC Networks Israel Ltd, ("MMCIL"), which will function as a design center. The design center currently employs 4 engineers and is expected to grow in headcount over the next eighteen months. Research and development expenses for the six months ended June 30, 1998 were $6.8 million or 31.4% of revenues, as compared to $2.8 million or 33.6% of revenues for the six months ended June 30, 1997. The increase in research and development expenses from period to period was due to increased expenditures for the development of new products. The Company expects quarterly research and development expenses, net, to continue to increase in absolute dollars over the remainder of 1998.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by 7.5% to $2.3 million in the second quarter of 1998 from $2.1 million in the first quarter of 1998 and increased by 50.6% as compared to $1.5 million for the same quarter of the previous year. The increase in selling, general and administrative expenses consisted of increased sales commissions resulting from higher revenues, increased selling and marketing expenses associated with new products, additional personnel and additional expenses related to being a public company. Selling, general and administrative expenses decreased as a percentage of revenues to 18.8% in the second quarter of 1998 compared to 21.8% in the first quarter of 1998 and 31.3% in the same quarter of the previous year. Selling, general and administrative expenses for the six months ended June 30, 1998 were $4.4 million or 20.1% as compared to $2.6 million or 31.2% for the six months ended June 30, 1997. Selling, general and administrative expenses have continued to decrease as a percentage of revenue from period to period as revenue growth outpaced the increase in selling, general and administrative expenses required to support that growth. The Company expects quarterly selling, general and administrative expenses to increase in absolute dollars over the remainder of 1998.

Litigation settlement
During the fourth quarter of 1997, FORE Systems, Inc. filed complaints alleging patent infringement and trade secret misappropriation against MMC Networks, Inc. The Company entered into a settlement agreement with FORE in June 1998. In accordance with the settlement, the Company agreed to a settlement fee and entered into a patent cross-licensing agreement pursuant to which MMC Networks, Inc. and FORE granted each other perpetual, with certain exceptions, and fully-paid licenses to certain patents held by them. The settlement fee and related legal expenses totaled approximately $1.3 million and was charged to operating income in the quarter ended June 30, 1998.

Interest income, net
The increase in net interest income is due to increased cash and investment balances from period to period due primarily to the proceeds from the Company's initial public offering in October 1997.

Provision for income taxes
The provision for income taxes decreased to $555,000 in the second quarter of 1998 from $700,000 in the first quarter of 1998 reflecting an effective tax rate of 30.0% and 35.8%, respectively. This decrease in the effective tax rate from period to period is due to the utilization of research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 1998, the Company's cash, cash equivalents and short-term investments totaled $46.9 million and the Company's working capital was approximately $49.0 million. Net cash totaling $2.2 million was provided by operating activities during the six months ended June 30, 1998. This increase was primarily due to net income adjusted for depreciation and amortization of $3.5 million and an increase in accrued expenses of $1.5 million offset by an increase in accounts receivable of $2.0 million. Cash used in investing activities of $29.6 million for the six months ended June 30, 1998 consisted of the purchase of short-term investments of $28.2 million and the acquisition of property and equipment of $1.4 million.

The Company had two lines of credit, a $5.0 million revolving bank credit facility under which borrowings accrued interest at the bank's prime rate and a $3.0 million bank lease line under which borrowings accrued interest at the bank's prime rate plus 0.5%. These lines of credit expired in April 1998. The Company has two additional credit facilities with a bank, a loan agreement which allows the Company to borrow up to $8.0 million and a non-recourse receivables purchase agreement which allows the Company to sell up to $2.0 million of its accounts receivables. To date, the Company has not utilized either credit facility. See Note 5 - Financing Agreements.

The Company believes that its existing cash balances together with the borrowing capacity under its two credit facilities and cash flow expected from future operations will be sufficient to meet the Company's capital requirements through the next twelve months, although the Company could be required, or could elect, to seek to raise additional capital before such time. This is a forward-looking statement and the actual period of time for which the Company's resources will be sufficient will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending to support product development efforts and the expansion of sales and marketing efforts, the timing and size of business or technology acquisitions, the timing of introductions of new products and enhancements to existing products and market acceptance of the Company's products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

IMPACT OF THE YEAR 2000 ISSUE
The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things a temporary inability to process transactions, send invoices or engage in similar normal business activities.

During the first quarter of 1998, initial contact with both the Company's accounting system representatives and its significant outside suppliers indicates Year 2000 compliance and, as such, the Company does not expect to be required to modify or replace significant portions of its software to properly utilize dates beyond December 31, 1999. The Company has adopted a Year 2000 Plan which includes comprehensive testing of all critical systems for Year 2000 compliance by June 1999. In accordance with the Plan, the Company initiated a survey, which is expected to be completed by January 1999, of all its significant vendors and customers to ensure Year 2000 compliance. Also as part of the Plan, the Company has completed a full assessment of its own products and believes all its products are Year 2000 compliant.

Expenses related to the Company's Year 2000 Plan are expensed as incurred and are not currently expected to have a material effect on the results of operations of the Company. Although the Company is not aware of any material operational issues or expenses associated with preparing its internal systems for the Year 2000, there can be no assurance that the Company or that any third party which the Company significantly relies on will not experience unanticipated negative consequences or material expenses caused by undetected errors or defects which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Customer Concentration.
The percentage of total revenues accounted for by the Company's significant customers (significant customers are those customers accounting for more than 10% of the Company's total revenues) for the periods presented are as follows: for the three months ended June 30, 1998 there was only one significant customer, Cisco Systems, Inc. ("Cisco") accounting for 54% of total revenues; for the three months ended June 30 1997, Cisco, Mitsui Comtek Corp., a non-stocking sales representative for Japan ("Mitsui"), and the U.S. Computer Division of Hitachi ("Hitachi") accounted for 23%, 24% and 14% of total revenues, respectively; for the six months ended June 30, 1998, Cisco and Mitsui accounted for 43% and 17% of total revenues, respectively; for the six months ended June 30, 1997, Cisco, Mitsui and Hitachi accounted for 24%, 22% and 19% of total revenues, respectively.

The Company's customer base is highly concentrated. A relatively small number of customers has accounted for a significant portion of the Company's revenues to date, and the Company expects that this trend will continue for the foreseeable future. Each of the Company's network equipment vendor customers, including Cisco, Mitsui and Hitachi, can cease incorporating the Company's products with limited notice to the Company and with little or no penalty. The Company has no minimum purchase agreements with its customers.

The Company's future operating results are currently substantially dependent on Cisco's competitive position in the networking equipment market. The loss of one or more of the Company's customers in general and Cisco in particular, the possibility that the introduction of the customer's product may not be successful, the possibility that design wins with customers do not result in significant production levels or the inability of the Company to successfully develop relationships with additional significant network equipment vendors could have a material adverse effect on the Company's business, financial condition and results of operations.

New Product Development and Technological Change.
The data networking and semiconductor industries are characterized by rapidly changing technology, frequent product introductions, rapid erosion of average selling prices and evolving industry standards. Accordingly, the Company's future performance depends on a number of factors, including the acceptance of network processors as an alternative to Application-Specific Integrated Circuit ("ASIC") components and general purpose processors and the acceptance by the Company's customers of third party sourcing for network processors as an alternative to in-house development as well as the Company's ability to identify emerging technological trends in its target markets, develop and maintain competitive products, enhance its products by adding innovative features that differentiate its products from those of competitors, bring products to market on a timely basis at competitive prices, properly identify target markets and respond effectively to new technological changes or new product announcements by others. Products as complex as those offered by the Company frequently contain errors, defects and bugs when first introduced or as new versions are released. The Company has in the past experienced such errors, defects and bugs. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of such products, which could damage the Company's reputation and adversely affect the Company's ability to retain its existing customers and to attract new customers. In addition, the Company must generally incur substantial research and development costs before the technical feasibility and commercial viability of a product line can be ascertained. There can be no assurance that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements, or that the Company will be able to secure the financial resources necessary to fund future development. The inability of the Company and its products to achieve market acceptance from network equipment vendors and to adequately address any of the factors discussed above could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Independent Manufacturers.
Currently, the Company outsources all manufacturing, assembly and test of its network processors. The Company's suppliers currently deliver fully assembled and tested products on a turnkey basis. Only one of the Company's products is currently manufactured by more than one supplier. The Company depends on its suppliers to deliver sufficient quantities of finished product to the Company in a timely manner. Since the Company places its orders on a purchase order basis and does not have a long-term volume purchase agreement with any of its existing suppliers, these suppliers may allocate, and in the past have allocated, capacity to the production of other products while reducing deliveries to the Company on short notice. Given that the Company must place orders approximately 10 to 12 weeks in advance of expected delivery, any sudden increase in customer demand not anticipated by the Company in advance could result in the inability to deliver product on a timely basis and, as such, may reduce the Company's product revenues or increase the Company's cost of revenues and could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company places orders based on forecast demand to ensure enough lead time to be able to meet anticipated customer orders. Any sudden decrease in the anticipated customer demand could have a material adverse effect on the Company's business, financial condition and results of operations.

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

During the fourth quarter of 1997, FORE Systems, Inc. filed complaints alleging patent infringement and trade secret misappropriation against MMC Networks, Inc. The Company entered into a settlement agreement with FORE in June 1998. In accordance with the settlement, the Company agreed to a settlement fee and entered into a patent cross-licensing agreement pursuant to which MMC Networks, Inc. and FORE granted each other perpetual, with certain exceptions, and fully-paid licenses to certain patents held by them. The settlement fee and related legal expenses totaled approximately $1.3 million and was charged to operating income in the quarter ended June 30, 1998.

Risks Associated with Expansion of International Business Activities.
The Company is subject to additional risks inherent in international operations. All of the Company's international sales to date are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. In addition, the Company procures a portion of its manufacturing, assembly and test services from suppliers located outside the United States. International business activities may be limited or disrupted by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. Demand for the Company's products could also be adversely affected by seasonality of international sales and economic conditions in the Company's primary overseas markets. These international factors could have a material adverse effect on future sales of the Company's products to international customers and, consequently, on the Company's business, financial condition and results of operations. Sales to Mitsui have declined in the last three quarters and may remain at this lower level or decline further due to the economic downturn in Japan and Asia in general, and could have an adverse effect on the Company's revenues in the future.

Expected Volatility of Stock Price.
In recent years the stock market in general, and the market for shares of high technology, data networking and semiconductor companies in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. The trading price of the Company's Common Stock is expected to be subject to extreme fluctuations in response to both business-related issues, such as quarterly variations in operating results, announcements of new products by the Company or its competitors or the gain or loss of significant network equipment vendor customers, and stock market-related influences, such as changes in analysts' estimates, the presence or absence of short-selling of the Company's Common Stock or events affecting other companies that the market deems to be comparable to the Company. In addition, technology stocks have from time to time experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. Trading prices of many high technology, data networking and semiconductor stocks, including the Common Stock of the Company, are at or near their historical highs and reflect price/earnings ratios substantially above historical norms. There can be no assurance that the trading price of the Company's Common Stock will remain at or near its current level.


PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
During the fourth quarter of 1997, FORE Systems, Inc. filed complaints alleging patent infringement and trade secret misappropriation against MMC Networks, Inc. The Company entered into a settlement agreement with FORE in June 1998. In accordance with the settlement, the Company agreed to a settlement fee and entered into a patent cross-licensing agreement pursuant to which MMC Networks, Inc. and FORE granted each other perpetual, with certain exceptions, and fully-paid licenses to certain patents held by them. The settlement fee and related legal expenses totaled approximately $1.3 million and was charged to operating income in the quarter ended June 30, 1998.

ITEM 2.  CHANGES IN SECURITIES
Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Stockholders held on May 28, 1998, the stockholders voted to (1) elect two Class I directors to serve for three-year terms and (2) ratify the appointment of Price Waterhouse, LLP (now known as PricewaterhouseCoopers, LLP) as the independent accountants of the Company for the fiscal year ending December 31, 1998.

The Class I directors were elected with the following vote:

Nominee                             For                       Withheld
-------                             ---                       --------
Prabhat K. Dubey                    23,766,801                6,600
Geoffrey Yang                       23,765,801                7,600

Other directors of the Company are as follows:
Class II Directors - Andrew S. Rappaport and Amos Wilnai currently serving for a term that expires at the Annual Meeting of Stockholders in 1999
Class III Directors - John G. Adler and Irwin Federman currently serving for a term that expires at the Annual Meeting of Stockholders in 2000.

The appointment of PricewaterhouseCoopers, LLP as the independent accountants for the fiscal year ended December 31, 1998 was ratified with the following vote:

Board Proposal                     For          Against      Abstentions
--------------                     ---          -------      -----------
PricewaterhouseCoopers, LLP -      23,766,801     600           6,000
independent accountants for the
fiscal year ended December 31,
1998

ITEM 5.  OTHER INFORMATION
Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit No.            Description of Exhibit
              -----------            ----------------------

              10.1 Loan Agreement dated May 7, 1998 by and between Silicon Valley Bank and the Registrant.

              27 Financial Data Schedule as of June 30, 1998 and for the 6 months then ended.

         (b)  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the three months ended June 30, 1998.

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      Dated: August 5, 1998          MMC NETWORKS, INC.

                                         /s/ Prabhat K. Dubey
                                     By:-------------------------------------
                                             Prabhat K. Dubey
                                             President, Chief Executive
                                             Officer and Director

                                         /s/ Uday Bellary
                                     By:-------------------------------------
                                             Uday Bellary
                                             Vice President, Finance,
                                             Chief Financial Officer and
                                             Assistant Secretary
                                             (Principal Financial and
                                             Accounting Officer)