Form 10-Q
period 1998-09-30
MMC NETWORKS INC
filed 1998-11-12
CIK 1044660

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                              ------------------

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

                                   YES [X]         NO __

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF NOVEMBER 5, 1998 WAS 30,049,028.


================================================================================

                              MMC NETWORKS, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                                     INDEX

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Balance Sheets at September 30, 1998 and December 31, 1997......................   3

                   Condensed Statements of Operations for the three and nine months
                           ended September 30, 1998 and 1997.................................................   4

                   Condensed Statements of Cash Flows for the nine months
                           months ended September 30, 1998 and 1997..........................................   5

                   Notes to the Condensed Financial Statements...............................................   6

          Item 2.  Management's Discussion and Analysis of Financial Condition  and Results of
                           Operations........................................................................   8



PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings.........................................................................  16

          Item 2.  Changes in Securities.....................................................................  16

          Item 3.  Defaults Upon Senior Notes................................................................  16

          Item 4.  Submission of Matters to a Vote of Security Holders.......................................  16

          Item 5.  Other Information.........................................................................  16

          Item 6.  Exhibits and Reports on Form 8-K..........................................................  16

SIGNATURES...................................................................................................  17

                              MMC NETWORKS, INC.
                           CONDENSED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                                                                                     September 30,     December 31,
                                                                                                         1998              1997
                                                                                                     -------------     ------------
ASSETS
Current assets:
     Cash and cash equivalents........................................................................    $40,943        $45,401
     Short-term investments...........................................................................      9,140              -
     Accounts receivable, net of allowance of $172 and $181...........................................      7,704          4,526
     Finished goods inventories.......................................................................        725            570
     Prepaid expenses and other current assets........................................................      2,098            382
                                                                                                          -------        -------
                 Total current assets.................................................................     60,610         50,879
Property and equipment, net...........................................................................      5,224          3,631
Other assets..........................................................................................        209            213
                                                                                                          -------        -------
                                                                                                          $66,043        $54,723
                                                                                                          =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.................................................................................    $ 3,370        $ 2,626
     Accrued expenses.................................................................................      3,221          1,744
     Current portion of capital lease obligations.....................................................        304            350
                                                                                                          -------        -------
                 Total current liabilites.............................................................      6,895          4,720
                                                                                                          -------        -------
Capital lease obligations, net of current portion.....................................................         63            286
                                                                                                          -------        -------

Stockholders' equity:
     Series A Convertible Preferred Stock: $0.001 par value; 0 and 9,378 shares
          authorized; no shares issued or outstanding.................................................          -              -
     Series B Convertible Preferred Stock: $0.001 par value; 0 and 4,121 shares
          authorized; no shares issued or outstanding.................................................          -              -
     Preferred Stock: $0.001 par value; 10,000 and 0 shares authorized; no
          shares issued or outstanding................................................................          -              -
     Common Stock: $0.001 par value; 100,000 shares authorized; 29,943
          and 29,198 shares issued and outstanding....................................................         26             25
     Additional paid-in capital.......................................................................     54,550         50,778
     Notes receivable from stockholders...............................................................       (116)          (181)
     Retained earnings (Accumulated deficit)..........................................................      4,625           (905)
                                                                                                          -------        -------
                 Total stockholders' equity...........................................................     59,085         49,717
                                                                                                          -------        -------
                                                                                                          $66,043        $54,723
                                                                                                          =======        =======

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL
                                  STATEMENTS.

                                                        MMC NETWORKS, INC.
                                                CONDENSED STATEMENTS OF OPERATIONS
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                            (UNAUDITED)

                                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                                               ---------------------------------      ------------------------------
                                                                        1998             1997               1998             1997
                                                               ----------------     ------------      -------------     ------------
Revenues......................................................    $      14,015          $ 6,095            $35,655         $14,296
Cost of revenues..............................................            4,036            1,746             10,462           4,281
                                                                  -------------     ------------       ------------    ------------
          Gross profit........................................            9,979            4,349             25,193          10,015
                                                                  -------------     ------------       ------------    ------------

Operating expenses:
     Research and development, net............................            3,872            2,659             10,670           5,410
     Selling, general and administrative......................            2,406            1,582              6,758           4,141
     Litigation settlement....................................                -                -              1,250               -
                                                                  -------------     ------------       ------------    ------------
          Total operating expenses............................            6,278            4,241             18,678           9,551
                                                                  -------------     ------------       ------------    ------------
Operating income..............................................            3,701              108              6,515             464
                                                                  -------------     ------------       ------------    ------------

Other income (expense):
     Interest income..........................................              567               57              1,591             212
     Interest expense.........................................              (11)             (33)               (46)           (101)
                                                                  -------------     ------------       ------------     -----------
          Total other income..................................              556               24              1,545             111
                                                                  -------------     ------------       ------------     -----------


Income before income taxes....................................            4,257              132               8,060            575
Provision for income taxes....................................            1,275                9               2,530             18
                                                                   ------------     ------------       ------------     -----------
Net income....................................................     $      2,982     $        123       $      5,530     $       557
                                                                   ============     ============       ============     ===========

Basic income per share........................................     $       0.10     $       0.01       $       0.19     $      0.05
                                                                   ============     ============       ============     ===========
Shares used to compute basic income per share.................           29,854           11,664             29,561          11,456
                                                                   ============     ============       ============     ===========

Diluted income per share......................................     $       0.09     $       0.00       $       0.16     $      0.02
                                                                   ============     ============       ============     ===========
Shares used to compute diluted income per share...............           33,723           28,946             33,745          28,061
                                                                   ============     ============       ============     ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL
                                  STATEMENTS.

                              MMC NETWORKS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                      Nine Months Ended
                                                                                                         September 30,
                                                                                                    ---------------------
                                                                                                      1998         1997
                                                                                                    --------     --------
Cash flows from operating activities:
     Net income..................................................................................  $  5,530      $   557
     Adjustments to reconcile net income to net cash
       provided by operating activities:
              Depreciation and amortization......................................................     1,562          695
              Issuance of Common Stock in exchange for services..................................         -           30
              Tax benefit from the exercise of stock options.....................................     2,434            -
              Changes in assets and liabilities:
                 Accounts receivable.............................................................    (3,178)      (2,002)
                 Inventories.....................................................................      (155)         142
                 Prepaid expenses and other assets...............................................    (1,712)        (542)
                 Accounts payable................................................................       744        2,169
                 Accrued expenses................................................................     1,477          618
                 Deferred revenue and customer deposits..........................................         -         (100)
                                                                                                   --------     --------
                    Net cash provided by operating activites.....................................     6,702        1,567
                                                                                                   --------     --------
Cash flows from investing activities:
     Purchase of short-term investments..........................................................    (9,140)        (666)
     Acquisition of property and equipment.......................................................    (3,155)      (2,321)
                                                                                                   --------     --------
                    Net cash used in investing activities........................................   (12,295)      (2,987)
                                                                                                   --------     --------
Cash flows from financing activities:
     Proceeds from exercise of stock options and other...........................................     1,339          167
     Proceeds from the repayment of notes receivable from stockholders...........................        65            -
     Principal payments on capital lease obligations.............................................      (269)        (315)
                                                                                                   --------     --------
                    Net cash provided by (used in) financing activitIes..........................     1,135         (148)
                                                                                                   --------     --------
Net decrease in cash and cash equivalents........................................................    (4,458)      (1,568)
Cash and cash equivalents at beginning of period.................................................    45,401        4,809
                                                                                                   --------     --------
Cash and cash equivalents at end of period.......................................................  $ 40,943     $  3,241
                                                                                                   ========     ========
SUPPLEMENTAL DISCLOSURE:
     Cash paid for interest......................................................................  $     46          101
     Cash paid for income taxes..................................................................  $      -     $      2

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL
                                  STATEMENTS.

                              MMC NETWORKS, INC.

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited financial information reflects all adjustments, including only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for MMC Networks, Inc. (the "Company") for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997. Results for the interim periods are not necessarily indicative of results for the entire year.


NOTE 2 - EARNINGS PER SHARE
The following table reconciles the numerator and denominator of the basic and diluted EPS computations for the three and nine month periods ended September 30, 1998 and 1997:

                                                        THREE MONTHS ENDED                              NINE MONTHS ENDED
                                               -------------------------------------           ------------------------------------
                                                           SEPTEMBER 30,                                  SEPTEMBER 30,
                                                     1998                 1997                      1998                 1997
                                               ---------------       ---------------           --------------      ----------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income available to
     common stockholders....................    $        2,982       $           123           $        5,530      $            557
                                               ===============       ===============           ==============      ================

Shares used to compute basic income
     per share..............................            29,854                11,664                   29,561                11,456

Effect of dilutive securities:
     Convertible Preferred Stock............                 -                13,342                        -                13,342
     Warrants...............................                31                   141                       31                   128
     Stock options..........................             3,838                 3,799                    4,153                 3,135
                                               ---------------       ---------------           --------------      ----------------

Shares used to compute diluted income
     per share..............................            33,723                28,946                   33,745                28,061
                                               ===============       ===============           ==============      ================

Basic income per share......................    $         0.10       $          0.01           $         0.19      $           0.05
                                               ===============       ===============           ==============      ================

Diluted income per share....................    $         0.09       $          0.00           $         0.16      $           0.02
                                               ===============       ===============           ==============      ================


NOTE 3 - EQUITY
On January 13, 1998, the Company amended its Certificate of Incorporation to authorize 10,000,000 shares of undesignated Preferred Stock. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

On September 18, 1998 the Board of Directors offered to the employees, other than members of the Board of Directors and officers of the Company, holding outstanding options to purchase Common Stock of the Company the opportunity to reprice such options with grant dates subsequent to October 28, 1997 to an exercise price equal to $16.38, the closing sales price of the Company's Common Stock on September 25, 1998. No other terms or conditions of the original option agreements were changed except that the repriced option is not exercisable for a period of six months from the effective date of the repricing, except in the event of a change of control of the Company or termination of the optionee's employment with the Company due to involuntary termination, disability, or death. A total of 424,000 options with original exercise prices ranging from $16.75 to $32.13 were repriced.

                              MMC NETWORKS, INC.

                 NOTES TO THE CONDENSED FINANCIAL STATEMENTS


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS
The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") in the first quarter of 1998. SFAS 130 establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. For the three and nine month periods ended September 30, 1998 and 1997, comprehensive income approximated net income.

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


NOTE 5 - FINANCING AGREEMENTS
As of December 31, 1997, the Company had two lines of credit, a $5.0 million revolving bank credit facility under which borrowings accrued interest at the bank's prime rate and a $3.0 million bank lease line under which borrowings accrued interest at the bank's prime rate plus 0.5%. The Company never utilized either of these lines of credit which expired in April 1998.

During the first half of 1998, the Company established two credit facilities with a bank pursuant to a loan agreement and a non-recourse receivables purchase agreement. The loan agreement, which expires in May 1999, allows the Company to borrow up to $8.0 million. Borrowings under the loan agreement bear interest at the bank's prime rate. The agreement requires that the Company comply with certain financial covenants. In the event of default, all outstanding borrowings will accrue interest at a rate of five percentage points above the rate effective immediately prior to any such default. The non-recourse receivables purchase agreement, which expires in February 1999, allows the Company to sell up to $2.0 million of its accounts receivable to the bank at a discount rate equal to the bank's prime rate plus 1.0% per annum, less an administrative fee equal to 0.20% of the total purchased receivables balance. The receivables purchase agreement also provides for the Company to grant to the bank a continuing lien on and security interest in all purchased receivables and related property. To date, the Company has not utilized either credit facility.


NOTE 6 - LITIGATION SETTLEMENT
During the fourth quarter of 1997, FORE Systems, Inc. ("FORE") filed complaints alleging patent infringement and trade secret misappropriation against MMC Networks, Inc. The Company entered into a settlement agreement with FORE in June 1998. In accordance with the settlement, the Company agreed to pay a settlement fee and entered into a patent cross-licensing agreement pursuant to which the Company and FORE granted each other perpetual, with certain exceptions, and fully-paid licenses to certain patents held by them. The settlement fee and related legal expenses totaling approximately $1.3 million were charged to operating income in the quarter ended June 30, 1998.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which reflect the Company's current views with respect to future events which may impact the Company's results of operations and financial condition. In this report, the words "anticipates", "believes", "expects", "intends" and similar expressions identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors, including those set forth below under the captions "Factors Affecting Future Results" and "Impact of the Year 2000 Issue", which could cause the actual future results to differ materially from historical results or those described in the forward-looking statements. Readers are urged to carefully review the disclosures made by the Company in this Report and in the section entitled "Management's Discussion and Analysis of Condition and Results of Operations - Factors Affecting Future Results" of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 that describe certain risks and factors that may affect the Company's business, and not to place undue reliance on these forward-looking statements, which speak only of management's expectations as of the date hereof.


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

RESULTS OF OPERATIONS
The following table sets forth certain statement of operations data expressed as a percentage of the Company's revenues for the interim periods presented.

                                                                        THREE MONTHS  ENDED              NINE  MONTHS ENDED
                                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                                   -----------------------------        -----------------------
                                                                       1998             1997               1998         1997
                                                                   ------------     ------------        ---------     ---------
STATEMENT OF OPERATIONS DATA:
Revenues........................................................       100.0%          100.0%             100.0%         100.0%
Cost of revenues................................................        28.8%           28.6%              29.3%          29.9%
                                                                   ---------        --------            -------         ------
                          Gross profit..........................        71.2%           71.4%              70.7%          70.1%
                                                                   ---------        --------            -------         ------
Operating expenses:
          Research and development, net.........................        27.6%           43.6%              29.9%          37.9%
          Selling, general and administrative...................        17.2%           26.0%              19.0%          29.0%
          Litigation settlement.................................         0.0%            0.0%               3.5%           0.0%
                                                                   ---------        --------            -------         ------
                          Total operating expenses..............        44.8%           69.6%              52.4%          66.9%
                                                                   ---------        --------            -------         ------

Operating income................................................        26.4%            1.8%              18.3%           3.2%
          Interest income, net..................................         4.0%            0.4%               4.3%           0.8%
                                                                   ---------        --------            -------         ------
Income before income taxes......................................        30.4%            2.2%              22.6%           4.0%
Provision for income taxes......................................         9.1%            0.2%               7.1%           0.1%
                                                                   ---------        --------            -------         ------
Net income......................................................        21.3%            2.0%              15.5%           3.9%
                                                                   ---------        --------            -------         ------

Revenues
Revenues increased by 16.6% to $14.0 million in the third quarter of 1998 from $12.0 million in the second quarter of 1998 and increased by 129.9% as compared to $6.1 million for the same quarter of the previous year. The revenue growth from the second quarter to the third quarter of 1998 was due to increased sales of the Company's AnyFlow5000 product family to new and existing customers partially offset by a decline in sales of the ATMS2000 and the PS1000 product families during the same period. The AnyFlow5000 and ATMS2000 product families comprise the majority of the Company's total revenues and sales of the PS1000 product family continue to constitute a relatively small percentage of total revenues. Revenues for the nine months ended September 30, 1998 increased by 149.4% to $35.7 million from $14.3 million for the same period in the previous year. This increase is a result of increased sales to new and existing customers across all of the Company's products lines. Given the economic downturn in Japan and Asia in general, coupled with the lower than anticipated demand for the Company's PS1000 product family, the Company expects fourth quarter revenues to remain relatively flat. However, there can be no assurance that changes in the demand for the network equipment products of the Company's customers, changes in the timing and amount of orders from the Company's network equipment vendor customers, cancellations or delays of customer product orders or new product introductions by the Company or its competitors, a worsening of the economic climate in Asia, in addition to a number of other uncertainties described elsewhere in this report, will not cause actual results to differ from the Company's expectations.


Cost of revenues; Gross profit
Cost of revenues increased to $4.0 million in the third quarter of 1998 from $3.5 million in the second quarter of 1998 and increased $2.3 million from $1.7 million in the same quarter of the previous year. The increase in cost of revenues primarily reflects the increased volume of shipments from period to period and, accordingly, gross profit as a percentage of total revenues stayed relatively constant: 71.2%, 71.0% and 71.4% for the three months ended September 30, 1998, June 30, 1998 and September 30, 1997, respectively. The cost of revenues and related gross profit for the nine months ended September 30, 1998 were $10.5 million and 70.7%, respectively, as compared to $4.3 million and 70.1%, respectively, for the same period in the previous year.

Research and development expenses, net
Research and development expenses, net, increased by 6.0% to $3.9 million in the third quarter of 1998 from $3.7 million in the second quarter of 1998 and increased by 45.6% from $2.7 million for the same quarter of the previous year. Research and development expenses decreased as a percentage of total revenues to 27.6% in the third quarter of 1998 compared to 30.4% in the second quarter of 1998 and 43.6% in the same quarter of the previous year. Research and development expenses as a percentage of total revenues were significantly higher in the third quarter of 1997 due to unusually high contract engineering and pre-production charges associated with the launch of the AnyFlow5000 products during that period. Research and development expenses, net, include expenses incurred under a number of contracts with customers whereby the Company receives partial or complete reimbursement for expenses incurred. These reimbursements are recorded as an offset against research and development expenses. The increase in research and development expenses, net during the third quarter was due in part to a headcount increase at MMC Networks Israel Ltd. ("MMCIL"), which has grown to 7 employees since its establishment during the second quarter of 1998 and it is expected to continue to grow in headcount in future periods.

Research and development expenses for the nine months ended September 30, 1998 were $10.7 million or 29.9% of revenues, as compared to $5.4 million or 37.9% of revenues for the nine months ended September 30, 1997. The increase in research and development expenses from period to period was due to increased expenditures for the development of new products and additional personnel. The Company expects quarterly research and development expenses, net, to remain relatively constant in absolute dollars in the fourth quarter of 1998.


Selling, general and administrative expenses
Selling, general and administrative expenses increased by 6.7% to $2.4 million in the third quarter of 1998 from $2.3 million in the second quarter of 1998 and increased by 52.1% as compared to $1.6 million for the same quarter of the previous year. The increase in selling, general and administrative expenses from period to period consisted of increased sales commissions resulting from higher revenues and increased selling and marketing expenses associated with new products and additional personnel. Selling, general and administrative expenses decreased as a percentage of revenues to 17.2% in the third quarter of 1998 compared to 18.8% in the second quarter of 1998 and 26.0% in the same quarter of the previous year. Selling, general and administrative expenses for the nine months ended September 30, 1998 were $6.8 million or 19.0% as compared to $4.1 million or 29.0% for the nine months ended September 30, 1997. Selling, general and administrative expenses have continued to decrease as a percentage of revenue from period to period as revenue growth outpaced the increase in selling, general and administrative expenses required to support that growth. The Company expects quarterly selling, general and administrative expenses to remain relatively constant in absolute dollars in the fourth quarter of 1998.


Litigation settlement
During the fourth quarter of 1997, FORE Systems, Inc. ("FORE") filed complaints alleging patent infringement and trade secret misappropriation against MMC Networks, Inc. The Company entered into a settlement agreement with FORE in June 1998. In accordance with the settlement, the Company agreed to pay a settlement fee and entered into a patent cross-licensing agreement pursuant to which the Company and FORE granted each other perpetual, with certain exceptions, and fully-paid licenses to certain patents held by them. The settlement fee and related legal expenses totaling approximately $1.3 million were charged to operating income in the quarter ended June 30, 1998.


Interest income, net
The increase in net interest income for the three and nine months ended September 30, 1998 as compared to the same periods of the previous year is due to increased cash and investment balances from period to period due primarily to the proceeds of the Company's initial public offering in October 1997 and cash flow from operations.


Provision for income taxes
The provision for income taxes increased to $1.3 million in the third quarter of 1998 from $0.5 million in the second quarter of 1998. This increase is directly related to the increase in operating income from period to period as there was no change in the effective tax rate from the second quarter to the third quarter of 1998. The Company expects the effective tax rate to remain at 30% for the remainder of 1998.


LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 1998, the Company's cash, cash equivalents and short-term investments totaled $50.1 million, and the Company's working capital was $53.7 million. Net cash totaling $6.7 million was provided by operating activities during the nine months ended September 30, 1998. This increase was primarily due to net income adjusted for depreciation and amortization and the tax benefit from the exercise of stock options for a total of $9.5 million and an increase in accrued expenses of $1.5 million offset by an increases in accounts receivable and prepaid expenses and other assets of $3.2 million and $1.7 million, respectively. Cash used in investing activities of $12.3 million for the nine months ended September 30, 1998 consisted of the purchase of short-term investments of $9.1 million and the acquisition of property and equipment of $3.2 million. Net cash of $1.1 million was provided by financing activities during the nine months ended September 30, 1998 and was primarily due to cash of $1.3 million provided by the proceeds from the exercise of stock options and other.

As of December 31, 1997, the Company had two lines of credit, a $5.0 million revolving bank credit facility under which borrowings accrued interest at the bank's prime rate and a $3.0 million bank lease line under which borrowings accrued interest at the bank's prime rate plus 0.5%. These lines of credit expired in April 1998. During the first half of 1998 the Company established two credit facilities with a bank pursuant to a loan agreement which allows the Company to borrow up to $8.0 million and a non-recourse receivables purchase agreement which allows the Company to sell up to $2.0 million of its accounts receivables. To date, the Company has not utilized any of the credit facilities. See Note 5 - Financing Agreements.

The Company believes that its existing cash balances together with the borrowing capacity under its two credit facilities and cash flow from future operations will be sufficient to meet the Company's capital requirements through the next twelve months, although the Company could be required, or could elect, to seek to raise additional capital before such time. This is a forward-looking statement and the actual period of time for which the Company's resources will be sufficient will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending to support product development efforts and the expansion of sales and marketing efforts, the timing and size of business or technology acquisitions, the timing of introductions of new products and enhancements to existing products and market acceptance of the Company's products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.


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

The Company is pursuing a plan to identify and address Year 2000 issues. One component of the Plan is designed to identify and assess the risks associated with its information technology ("IT") systems, non-IT systems and products. This component of the Plan is composed of three phases: (1) identification and assessment of risks (2) implementation and (3) testing. Based on documentation supplied by the computer hardware and software vendors, phase 1 and 2 have been completed with respects to the Company's critical IT systems and phase 3 is expected to be completed by June 1999. With respect to non-critical IT systems, phase 1 has been completed and phases 2 and 3 are expected to be completed by January and June of 1999, respectively. Non-IT systems such as facilities and laboratory test equipment are currently in phase 1 which is expected to be completed by January 1999 and phases 2 and 3 are expected to be completed by March and June of 1999, respectively. The Company has completed testing its products, including semiconductors, software, and reference design systems, and believes them to be Year 2000 compliant. However, there is no assurance that errors will not be discovered in the future. The Company does not intend to create a contingency plan, but will reassess the need for a contingency plan as each major phase of the Plan is completed.

The second component of the Plan is designed to identify and assess the risks associated with the Year 2000 readiness of the Company's suppliers. The Company believes this to be its greatest potential risk associated with preparing for the Year 2000 given the degree of reliance which must be placed upon the supplier's ability to adequately resolve potential Year 2000 issues on a timely basis. This component of the Plan is composed of three phases: (1) identification and assessment of risks (2) survey significant or critical suppliers regarding their Year 2000 preparedness and (3) contingency planning. Phase 1 and 2 are expected to be completed by January and March of 1999, respectively. Phase 3 is expected to be completed by June 1999. As part of the contingency planning, the Company may be required to find alternative suppliers to replace suppliers identified as having Year 2000 compliance issues or suppliers whose published reports and or response to the Company's survey are not timely, accurate or complete. There can be no assurance that the Company will be able to adequately address Year 2000 compliance of its vendors, to find suitable alternate suppliers and contract with them on terms reasonable to the Company, or at all, and that such inability will not have a material adverse effect on the Company's business, financial condition and results of operations.

Based on the status of the Company's Year 2000 efforts to date, the Company does not anticipate total expenses, which are expensed as incurred, to exceed $50,000, excluding expenses related to internal IT staff. However, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test contingency plans, or may find that the expenses associated with these activities exceed current expectations. In many cases, the Company is relying on assurances from suppliers and vendors that new and upgraded IT systems and other products will be Year 2000 compliant. The Company cannot be sure that its tests of third-party products will be adequate or that, if problems are identified, they will be adequately addressed by the third party on a timely basis. Because the Company uses a variety of IT systems and has additional systems embedded in its infrastructure, it can not be sure that all of its systems will work together in a Year 2000-compliant fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company fails to satisfactorily resolve Year 2000 issues in a timely manner it could also be exposed to liability to third parties.


FACTORS AFFECTING FUTURE RESULTS
Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The Company operates in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond the Company's control. In addition to the uncertainties describes elsewhere in this report, these include:


Fluctuations in operating results
Fluctuations in the Company's revenues, operating expenses and operating income have occurred in the past and are likely to occur in the future due to a variety of factors, any of which may have a material adverse effect on the Company's operating results. In addition, the Company's quarterly results of operations may vary significantly due to general business conditions in the networking equipment and semiconductor industries, changes in demand for the network equipment products of the Company's customers, the timing and amount of orders from the Company's network equipment vendor customers, cancellations or delays of customer product orders, new product introductions by the Company or its competitors, cancellations, changes or delays of deliveries of products to the Company by its suppliers, increases in the costs of products from the Company's suppliers, fluctuations in product life cycles, price erosion, competition, changes in the mix of products sold by the Company, availability of semiconductor foundry capacity, variances in the timing and amount of nonrecurring engineering funding and operating expenses, seasonal fluctuations in demand, intellectual property disputes and general economic conditions.

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


Customer Concentration
The percentage of total revenues accounted for by the Company's significant customers (significant customers are those customers accounting for more than 10% of the Company's total revenues) for the periods presented are as follows: for the three months ended September 30, 1998 a single customer, Cisco Systems, Inc. ("Cisco") accounted for 56% of total revenues; for the three months ended September 30, 1997, Cisco, Mitsui Comtek Corp., a non-stocking sales representative for Japan ("Mitsui"), and the U.S. Computer Division of Hitachi ("Hitachi") accounted for 39%, 17% and 14% of total revenues, respectively; for the nine months ended September 30, 1998, Cisco and Mitsui accounted for 48% and 14% of total revenues, respectively; for the nine months ended September 30, 1997, Cisco, Mitsui and Hitachi accounted for 30%, 20% and 17% of total revenues, respectively.

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


New Product Development and Technological Change
The data networking and semiconductor industries are characterized by rapidly changing technology, frequent product introductions, rapid erosion of average selling prices and evolving industry standards. Accordingly, the Company's future performance depends on a number of factors, including the acceptance of network processors as an alternative to Application-Specific Integrated Circuit ("ASIC") components and general purpose processors and the acceptance by the Company's customers of third party sourcing for network processors as an alternative to in-house development as well as the Company's ability to identify emerging technological trends in its target markets, develop and maintain competitive products, enhance its products by adding innovative features that differentiate its products from those of competitors, bring products to market on a timely basis at competitive prices, properly identify target markets and respond effectively to technological changes or new product announcements by others. Products as complex as those offered by the Company frequently contain errors, defects and bugs when first introduced or as new versions are released. The Company has in the past experienced such errors, defects and bugs. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of such products, which could damage the Company's reputation and adversely affect the Company's ability to retain its existing customers and to attract new customers. In addition, the Company must generally incur substantial research and development costs before the technical feasibility and commercial viability of a product line can be ascertained. There can be no assurance that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements, or that the Company will be able to secure the financial resources necessary to fund future development. The inability of the Company and its products to achieve market acceptance from network equipment vendors and to adequately address any of the factors discussed above could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Independent Manufacturers
Currently, the Company outsources all manufacturing, assembly and testing of its network processors. The Company purchases both fully assembled and tested products on a turnkey basis and wafers which it then consigns to subcontract assembly and test providers. For products purchased in wafer form, the Company assumes the risk of yield loss in subsequent manufacturing steps. Only one of the Company's products is currently manufactured by more than one supplier. The Company depends on its suppliers to deliver sufficient quantities of finished product to the Company in a timely manner. Since the Company places its orders on a purchase order basis and does not have a long-term volume purchase agreement with any of its existing suppliers, these suppliers may allocate, and in the past have allocated, capacity to the production of other products while reducing deliveries to the Company on short notice. Given that the Company must place orders approximately 8 to 12 weeks in advance of expected delivery, any sudden increase in customer demand not anticipated by the Company in advance could result in the inability to deliver product on a timely basis and, as such, may reduce the Company's product revenues or increase the Company's cost of revenues and could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company places orders based on forecast demand to ensure enough lead time to be able to meet anticipated customer orders. Any sudden decrease in the anticipated customer demand could have a material adverse effect on the Company's business, financial condition and results of operations.


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


Protection of Intellectual Property
The Company relies primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret and copyright law to protect its proprietary rights. There can be no assurance that any patents will issue pursuant to the Company's current or future patent applications or that patents issued pursuant to such applications will not be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that the rights granted under any such patents will provide competitive advantages to the Company or be adequate to safeguard and maintain the Company's proprietary rights. From time to time, third parties, including competitors of the Company, may assert patent, copyright and other intellectual property rights to technologies that are important to the Company. There can be no assurance that third parties will not assert infringement claims against the Company in the future, that assertions by third parties will not result in costly litigation or that the Company would prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms, if at all. Failure of the Company to enforce and protect its intellectual property rights could have a material adverse effect on the Company's business, financial condition and results of operations.

During the fourth quarter of 1997, FORE Systems, Inc. ("FORE") filed complaints alleging patent infringement and trade secret misappropriation against MMC Networks, Inc. The Company entered into a settlement agreement with FORE in June 1998. In accordance with the settlement, the Company agreed to pay a settlement fee and entered into a patent cross-licensing agreement pursuant to which the Company and

FORE granted each other perpetual, with certain exceptions, and fully-paid licenses to certain patents held by them. The settlement fee and related legal expenses totaling approximately $1.3 million were charged to operating income in the quarter ended June 30, 1998

Risks Associated with Expansion of International Business Activities
The Company is subject to additional risks inherent in international operations. All of the Company's international sales to date are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. In addition, the Company procures a most of its manufacturing, assembly and test services from suppliers located outside the United States. International business activities may be limited or disrupted by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. Demand for the Company's products could also be adversely affected by seasonality of international sales and economic conditions in the Company's primary overseas markets. These international factors could have a material adverse effect on future sales of the Company's products to international customers and, consequently, on the Company's business, financial condition and results of operations. As a percentage of total revenues, sales to Mitsui have declined over the last four quarters to less than 10% and may remain at this lower level or decline further due to the economic downturn in Japan and Asia in general, and could have an adverse effect on the Company's revenues in the future.


Expected Volatility of Stock Price.
In recent years the stock market in general, and the market for shares of high technology, data networking and semiconductor companies in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. The trading price of the Company's Common Stock is expected to be subject to extreme fluctuations in response to both business-related issues, such as quarterly variations in operating results, announcements of new products by the Company or its competitors and the gain or loss of significant network equipment vendor customers, and stock market-related influences, such as changes in analysts' estimates, the presence or absence of short-selling of the Company's Common Stock or events affecting other companies that the market deems to be comparable to the Company. In addition, technology stocks have from time to time experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of these companies.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.

ITEM 5.  OTHER INFORMATION
Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             Exhibit No.          Description of Exhibit
             -----------          ----------------------

             27.1 Financial Data Schedule as of September 30, 1998 and for the nine months then ended.

         (b) Reports on Form 8-K

             The Company filed no reports on Form 8-K during the three months ended September 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      Dated: November 12, 1998          MMC NETWORKS, INC.


                                 By:   /s/ AMOS WILNAI
                                     ----------------------------------------
                                           Interim Chief Executive Officer and
                                           Chairman of the Board


                                 By:   /s/ UDAY BELLARY
                                     ----------------------------------------
                                           Uday Bellary
                                           Vice President, Finance,
                                           Chief Financial Officer and
                                           Assistant Secretary
                                           (Principal Financial and
                                           Accounting Officer)