Form 10-K405
period 1998-12-31
MMC NETWORKS INC
filed 1999-03-23
CIK 1044660

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

                        COMMISSION FILE NUMBER: 0-23023

                               MMC NETWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      77-0319809
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
   1134 EAST ARQUES AVENUE, SUNNYVALE, CA                          94086
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 731-1600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                    None                                           None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $0.001 par value
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 12, 1999, as reported on the National Market of The Nasdaq Stock Market, was approximately $264,235,989. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 12, 1999, the registrant had outstanding 30,395,533 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for registrant's Annual Meeting of Stockholders to be held May 18, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The Business section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Factors Affecting Future Results" commencing on page 20 of this Report.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     MMC Networks, Inc. (the "Company" or "MMC Networks") is a leading developer and supplier of Network Processors, which are high-performance, open-architecture, software-programmable processors optimized for network applications. The Company's Network Processors form the core silicon "engines" of LAN and WAN switches and routers and are designed to allow network equipment vendors to rapidly develop high-performance, feature-rich, cost-effective products supporting a broad range of networking functions.

     The Company's current products, the AF5400, AF5500, ATMS2000 and PS1000 Network Processors, provide the core functionality of high-performance Gigabit Ethernet, Fast Ethernet and Asynchronous Transfer Mode ("ATM") networking equipment. The Company believes that network equipment vendors are able to reduce design and development costs and accelerate product development cycles for high-performance routers and switches by using the Company's products. All of the Company's products are based on the Company's proprietary ViX(TM) architecture, which enables network equipment vendors to easily and cost-effectively implement high-performance, value-added features in their switch and router products. MMC Networks' customers employ the Company's Network Processors to develop and market multi-gigabit, wire-speed switches, routers, access concentrators, firewalls and gateways with advanced features such as Layer 3 switching, internetworking of LANs and WANs, security, class of service, quality of service and network management.

     The Company was incorporated in California in September 1992 and reincorporated in Delaware in October 1997. The Company's principal executive offices are located at 1134 East Arques Avenue, Sunnyvale, California 94086, and its telephone number is (408) 731-1600.

INDUSTRY BACKGROUND

     The proliferation of high-performance personal computers, workstations and servers along with the growing reliance on increasingly data-intensive networked applications has resulted in dramatic growth in traffic over data networks. In addition, as organizations and individuals increasingly rely on intranets and the Internet, networks have been extended to connect branch offices, home offices, mobile users and, more recently, customers and suppliers. The rise in data traffic has been accompanied by substantial growth in the number of protocols employed in LAN and WAN networking, including Ethernet, Token Ring, Fiber-Distributed Data Interface ("FDDI"), WAN serial lines, X.25, Frame Relay and dial-up access. More recently, Fast Ethernet, Gigabit Ethernet, higher-speed Frame Relay and ATM networks are beginning to be deployed. These trends continue to drive demand for high-performance networking equipment that supports internetworking among a variety of types of LANs and WANs.

     As the size and performance requirements of networks have grown, network equipment vendors have increasingly focused on advanced switching and routing devices to enable large-scale, high-performance networks. Known as Layer 3 switches, IP switches, high-speed routers or switching routers, these devices are designed to enable a network hierarchy that facilitates the implementation of such networks. In addition to improved performance and multiprotocol connectivity, enterprises and network service providers are increasingly demanding networking equipment that supports a broad variety of advanced features, without compromising performance. For example, as the reach of enterprise data networks has spread to WANs and the Internet, network administrators need security at multiple points in the network. As businesses become more dependent on intranets and the Internet, they are increasingly focused on differentiated classes or priorities of service for certain of their applications and users to make more efficient use of networking resources. Similarly, new applications such as video conferencing, multimedia training and Internet telephony require end-to-end quality of service guaranteed across entire networks. Finally, in order to implement advanced features and functionality across complex, high-speed networks, network administrators also need better network management capabilities to help them analyze the traffic flowing through the network, to anticipate traffic growth and to quickly isolate and solve network problems.

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

     In order to address the needs of their increasingly diverse customer base and provide support for a broad array of networking protocols and functionalities without substantially degrading performance, network equipment vendors have employed increasingly capable semiconductor devices in their networking equipment, the most important being those used as the switching or routing "engines." Network equipment vendors have traditionally relied on two general approaches for these semiconductor engines: general purpose processors, which are software-programmable, or custom-developed ASICs. Each of these approaches has advantages but involves significant trade-offs with respect to performance, feature implementation, time-to-market and cost. Switches and routers utilizing general purpose processors can be brought to market relatively rapidly, can be easily adapted to changes in industry protocols and standards and can be programmed in software to add additional features, but these benefits are usually not achievable without significant performance degradation or unacceptably high unit production cost. Alternatively, switches and routers based on ASICs can be designed to achieve high performance and produced at relatively low unit cost, but the ASIC development cycle is usually too time consuming to permit the development of high-performance ASICs with advanced feature sets while meeting network equipment vendors' time-to-market constraints. In addition, ASICs involve the risk of additional delays associated with multiple iterations that may be required in the ASIC development cycle, provide little flexibility to conform to rapidly evolving standards and protocols and lack the full feature support that would allow them to address multiple segments of the networking market. Consequently, neither approach achieves network equipment vendors' requirements for high performance and advanced features without imposing an unacceptable time-to-market and/or cost burden.

MARKET OPPORTUNITY FOR NETWORK PROCESSORS

     The Company believes that these market trends have created a significant opportunity for Network Processors, which are high-performance, open-architecture, software-programmable processors optimized for networking applications. These Network Processors enable the design and development of switching and routing solutions that incorporate advanced features, operate without significant performance degradation, address evolving standards and multiple market segments through software programmability, and can be produced in a cost-efficient manner and within the time-to-market constraints of the competitive networking equipment market. The Company believes that Network Processors offer network equipment vendors the ability to reduce the time and expense involved in developing customized chip sets for individual network switching products, while allowing vendors to focus on developing networking systems which are powerful, cost-effective, differentiated and feature-rich to satisfy the needs of their increasingly diverse customer bases.

MMC NETWORKS' SOLUTION

     MMC Networks is a leading developer and supplier of Network Processors enabling a new generation of high-performance networking equipment. These Network Processors are designed to allow network equipment vendors to rapidly develop high-performance, feature-rich, cost-effective, scalable LAN and WAN switches and routers targeting the specific needs of distinct customer segments. The Company believes that, by designing-in the Company's Network Processors, network equipment vendors can simultaneously reduce development costs, accelerate time-to-market and focus on enhancing system differentiation with advanced features and functionality. Using the Company's Network Processors as building blocks, MMC Networks' customers are offering or designing multi-gigabit, wire-speed switches, routers, access concentrators, firewalls and gateways with enhanced features including internetworking among multiple types of LANs and WANs, security, class of service, quality of service and network management without significant performance degradation.

     The Company currently offers the AF5400 Gigabit and Fast Ethernet, AF5500 multiservice, ATMS2000 ATM and PS1000 Fast Ethernet Network Processors. All of the Company's products are based on the Company's ViX architecture, which is designed to enable network equipment vendors to construct cost-effective, high-bandwidth, high-port-count, feature-rich, modular and stand-alone switches and routers. The Company's proprietary Per Flow Queuing ("PFQ") technology extends the ViX architecture to support class of service and quality of service for network switches.

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

     Facilitate Customer Success. Increasing competition and evolving networking standards have exerted and will continue to exert pressure on network equipment vendors to introduce new products rapidly and cost-effectively. MMC Networks' Network Processors are designed to improve network equipment vendors' time-to-market and lower their development costs by providing them with software-programmable processing functionality to enable them to address evolving standards and multiple market segments. The Company works closely with its customers to design Network Processors that enable performance and functionality compatible with such customers' current and future needs and that complement network equipment vendors' product development efforts.

     Extend Technology Leadership. MMC Networks has made substantial investments in the technologies that underlie its Network Processors, with the goal of setting new price/performance benchmarks and enabling the widespread use of sophisticated networking functionality. For example, the Company's ViX architecture, which forms the basis of all of its products, is designed to enable network equipment vendors to implement value-added features without significant performance degradation. MMC Networks is continually developing new technologies for its Network Processors, such as the Company's AF5500 Network Processor, which was designed to integrate the processing of data from different protocols.

     Leverage Fabless Semiconductor Model. MMC Networks seeks to leverage the flexibility of its fabless semiconductor business model to lower technology and production risks, increase profitability and reduce time-to-market. The Company's fabless model allows it to focus on its core Network Processor design competencies, while minimizing the capital and operating infrastructure requirements.

TECHNOLOGY

     MMC Networks' Network Processors are high-performance, multi-gigabit, open-architecture, software-programmable processors with instruction sets that have been optimized for processing and switching data, voice and video packets and cells. The Company believes that the key underlying technologies employed in its Network Processors give it a substantial competitive advantage. The core technologies employed in current products include the Company's ViX architecture, Per-Flow and Per-Stream Queuing technology, Direct Replication Engine technology, Virtual SAR technology and Programmable BitStream Processor technology.

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

     Per-Flow and Per-Stream Queuing (PFQ and PSQ) Technology. All networking switches and routers must buffer data when networks become congested. Networks that use conventional switches and routers usually buffer data on a linear, first-in-first-out ("FIFO") basis. As data accumulates in the buffer, new data sits "behind" all of the information that previously arrived at the switch/router. High-priority information sent to that switch or router is not distinguished from other data and is therefore "stuck" in the back of the buffer until such other data is sent. MMC Networks' PFQ and PSQ technology is designed to alleviate the limitations of FIFO queuing by assigning each piece of data to its own unique queue and then scheduling the sending of the data according to software-programmable algorithms developed by the network equipment vendor, thus allowing the switch or router to implement class of service or quality of service functionality. Switches and routers incorporating PFQ technology can be designed to support up to 500,000 queues, providing enough queues for large-scale networks.

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

TARGET MARKETS AND PRODUCTS

     MMC Networks' products serve two primary markets: the enterprise network market and the service provider market. The Company's Gigabit Ethernet, Fast Ethernet and ATM products are being designed into networking equipment intended for both of these markets. The following table summarizes selected product and service applications within each of these markets:

------------------------------------------------------------------------------------------------
              ENTERPRISE NETWORK                            SERVICE PROVIDER SERVICES
------------------------------------------------------------------------------------------------
  Wiring Closet       Campus Backbone             ATM                   Voice
  Power Workgroup     Access Remote               Frame Relay           Cable
  Firewalls           Internet Routers            Web Switch            Dial
                                                  xDSL                  Wireless
------------------------------------------------------------------------------------------------

     The Company's AF5400, AF5500, ATMS2000 and PS1000 Network Processors provide the core functionality for Gigabit Ethernet, Fast Ethernet and ATM switches and routers developed by network equipment vendors targeting both the enterprise network and service provider markets. The Company also offers reference design kits, which assist customers in their technical evaluation of the Company's products.

     The AnyFlow 5400 Network Processor. The AnyFlow 5400 Network Processor is the newest member of the AnyFlow 5000 family. The instruction set of the AnyFlow 5400 contains the base-level functionality to examine, modify and make wire-speed switching decisions at Layers 2 through 7 of the OSI model, while simultaneously providing IP multicast operations and Per-Stream Queuing (PSQ). PSQ is a new technology developed by MMC Networks that provides ATM-like quality of service (QoS) and bandwidth shaping capabilities for packet-oriented switching, routing and firewall applications. These base level instructions can be combined in a number of ways by the higher level software of network equipment vendors to build highly differentiated switches and routers. The single chip AF5400 can be cascaded to provide a throughput of up to 20 Gbps. The Company shipped some samples of the AF5400 in late 1998 and anticipates it will ship the product in volume in 1999. The development and introduction of new product classes like the AF5000 is subject to numerous risks and uncertainties including delays in the design and engineering process, uncertain manufacturing and assembly lead times, yield uncertainties and product defects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results -- New Product Development and Technological Change", "-- Dependence on Independent Manufacturers" and
"-- Product Complexity."

     The AnyFlow 5500 Network Processor. MMC Networks' AnyFlow 5500 Network Processor chip set was the first member of the AnyFlow 5000 family to be introduced and implements the Company's Virtual SAR, PFQ and Programmable BitStream Processor technologies. The AF5500 employs a modular design which enables deployment in a wide range of networking equipment, including both Ethernet and ATM switches and routers. The AF5500 is designed to provide wire-speed switching and routing with quality of service and packet/cell internetworking at a bandwidth of 20 Gbps and with a throughput of up to 20 million packets-per-second. The AF5500 scales up to 128 Fast Ethernet or ATM OC-3 ports. The Company shipped samples of the AF5500 in 1997 and began volume shipment of the product during 1998.

     The ATMS2000 Family. The ATMS2000 Network Processor chip set provides the core functionality of a high-performance ATM switch and the capabilities for Layer 3 routing. The ATMS2000 is optimized for feature-rich building or campus backbones, power workgroups and WAN access. The ATMS2000 provides a cost-effective solution for 2.5- or 5-Gbps switches and routers with port densities of up to 32 OC-3 ports or eight OC-12 ports. The flexible ViX-based architecture enables the centralized implementation of value-added features such as Per-Flow Queuing, as well as customer-defined features, without the need to change any of the linecards in the network.

     The PS1000 Family. The PS1000 Network Processor chip set implements the core functionality of a high-performance Fast Ethernet switch, provides extensions for Layer 3 routing and is optimized for power workgroup, wiring closet and LAN backbone applications. The PS1000 enables network equipment vendors to build low-cost, highly-integrated solutions supporting scalable port densities from eight to 128 10-Mbps Ethernet ports and up to 32 100-Mbps Fast Ethernet ports with the option of one or two ATM uplinks. The flexible PS1000 ViX-based architecture allows a high degree of customer product differentiation in terms of bandwidth segmentation, port type implementations, support for external frame forwarding, prioritization and uplinks.

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

CUSTOMERS

     MMC Networks sells its products to a variety of network equipment vendors. As of December 31, 1998, the Company had achieved more than 60 design wins among more than 30 network equipment vendors. To qualify as a design win, a network equipment vendor must have (i) purchased network processor prototypes, a reference design kit or software drivers from the Company and (ii) commenced development of a product incorporating the Company's network processors. During the design-in process, the Company works closely with each customer to assist in resolving technical questions and to help the customer achieve volume production of its products. Achieving a design win with a network equipment vendor provides no assurance that such network equipment vendor will ultimately ship products incorporating the Company's network processors.

     Cisco, Mitsui Comtek Corp., a non-stocking sales representative for Japan, and the U.S. Computer Division of Hitachi accounted for 50%, 12% and less than 10%, respectively, of total revenues for the year ended December 31, 1998; 28%, 28% and 12%, respectively, of total revenues for the year ended December 31, 1997 and 51%, 15% and 10%, respectively, of total revenues for the year ended December 31, 1996. None of the Company's customer purchase agreements contains a minimum purchase requirement. Customers typically purchase the Company's products pursuant to short-term purchase orders that may be canceled without charge if notice is given within an agreed-upon period.

SALES, MARKETING AND TECHNICAL SUPPORT

     The Company targets customers based on industry leadership, technology leadership and target applications. The Company maintains close working relationships with its customers in order to design and develop solutions which specifically address their needs. The Company markets its products through a direct sales and marketing organization, headquartered in Sunnyvale, California, with a major sales office in Massachusetts and through sales representatives in the United States, the United Kingdom and several Pacific Rim countries. Sales representatives are selected for their understanding of the networking marketplace and their ability to provide effective field sales support for MMC Networks' products. The Company's relationships with some of its representatives have been established within the last year, and the Company is unable to predict the extent to which some of these representatives will be successful in marketing and selling the Company's products.

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

     The Company focuses its development efforts on network processor product development. Before a new product is developed, the Company's research and development engineers work with marketing managers and customers to develop a comprehensive requirements specification. After the product is designed and commercially released, Company engineers continue to work with customers on early design-in efforts to understand requirements for future generations and upgrades. The Company employs engineers working on many stages of chip architecture, design, verification and test. In addition, the Company also employs hardware and software engineers to develop its reference design kits and related software.

     The Company's research and development expenditures, net of non-recurring engineering funding received from customers, totaled $14.6, $8.3 and $3.3 million in the years ended December 31, 1998, 1997 and 1996, respectively, representing 30%, 38% and 31% of revenues for such periods, respectively. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs. These expenses are reduced by non-recurring engineering fees paid by the Company's customers to facilitate product development projects. As of December 31, 1998, there were 65 employees and 1 contractor engaged in research and development. During the second quarter of 1998, the Company established a wholly owned subsidiary in Israel, MMC Networks Israel, Ltd. ("MMCIL"). The Company performs research and development activities at its Israeli location in addition to its U.S. locations.

MANUFACTURING

     Currently, the Company outsources all of its semiconductor manufacturing, including wafer fabrication, unit assembly and test. This "fabless" semiconductor manufacturing model allows the Company to focus substantially all of its resources on the design, development and marketing of products. "Fabless" manufacturing also significantly reduces the capital requirements of the Company.

     The Company purchases certain of its products fully assembled and tested, on a "turnkey" basis. The Company obtains other products by purchasing processed wafers and then subcontracting the assembly and test of finished units.

     The Company currently purchases turnkey products from Oki Semiconductor and NEC in Japan. The Company purchases wafers from Taiwan Semiconductor Manufacturing Corporation (TSMC) and United Microelectronics Corporation (UMC) in Taiwan. The Company anticipates that the portion of its production purchased as wafers rather than turnkey units will increase in future periods. The Company chose these four manufacturers in large part due to their conformance with international standards of technology, their capacity, their quality and their support for the state-of-the-art design tools used by MMC Networks. Only one of the Company's products is currently manufactured by more than one supplier.

     MMC Networks uses mainstream Complementary Metal Oxide Silicon (CMOS) processes for the manufacturing of its products. The Company's main products currently are fabricated in .35, .5 and .8 micron CMOS. The Company plans to build certain new products on .25 micron CMOS. The Company continuously evaluates the benefits, on a product-by-product basis, of migrating to a smaller geometry process in order to reduce costs and has commenced migration of certain products to smaller geometries. The Company believes that transitioning its products to increasingly smaller geometries will be important for the Company to remain competitive. No assurance can be given that future process migration will be achieved without difficulty. See risks and uncertainties described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results -- New Product Development and Technological Change" and "-- Dependence on Independent Manufacturers".

     The Company must place orders approximately eight to 10 weeks in advance of expected delivery. As a result, the Company has only a limited ability to react to fluctuations in demand for its products, which could cause the Company to have an excess or a shortage of inventory of a particular product. If capacity becomes less available in the future, the Company may be required to place orders earlier than eight to 10 weeks in advance of expected delivery.

     The success of the Company's manufacturing approach is subject to the risks and uncertainties described in Factors Affecting Future Results -- Dependence on Independent Manufacturers.

COMPETITION

     The data networking and semiconductor industries are intensely competitive and are characterized by constant technological change, rapid rates of product obsolescence and price erosion. The Company's AF5400, AF5500, ATM2000 and PS1000 Network Processors compete with products from companies such as Texas Instruments, Lucent Technologies, PMC-Sierra, Galileo Technology and Broadcom. In addition, the Company expects significant competition in the future from major domestic and international semiconductor suppliers. The Company also may face competition from suppliers of products based on new or emerging technologies. Moreover, several established electronics and semiconductor suppliers have recently entered or indicated an intent to enter the switching and routing equipment market. In addition, many of the Company's existing and potential customers, including Cisco, internally develop ASICs, general purpose processors, Network Processors and other devices which attempt to perform all or a portion of the functions performed by the Company's products.

INTELLECTUAL PROPERTY

     The Company's future success and ability to compete are dependent, in part, upon its proprietary technology. The Company has been granted three patents in the United States and has received notice that two additional patents will issue. In addition, the Company has filed 10 other patent applications in the United States. Internationally the Company has been granted one patent, has received notice that one additional patent will issue and has filed 17 other patent applications. None of the Company's patent applications relate to specific products of the Company, as the Company believes that it may be more effective to seek patent protection with respect to its key underlying technologies, such as aspects of its ViX Architecture.

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

     While the Company's ability to compete may be affected by its ability to protect its intellectual property, the Company believes that, because of the rapid pace of technological change in the networking industry, its technical expertise and ability to introduce new products on a timely basis will be more important in maintaining its competitive position than protection of its intellectual property and that patent, trade secret and copyright protection are important but must be supported by expanding the knowledge, ability and experience of the Company's personnel and introducing and enhancing products. Although the Company continues to implement protective measures and intends to defend vigorously its intellectual property rights, there can be no assurance that these measures will be successful. See Item
3 -- Legal Proceedings.

EMPLOYEES

     As of December 31, 1998, the Company had a total of 127 full-time employees and 4 contractors. Of the total number of employees, 65 were in research and development, 24 in marketing and technical support, 13 in sales and 25 in operations and administration. The Company's employees are not represented by any collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes its employee relations are good.

                EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

     The following table sets forth the current executive officers and directors of the Company and their respective positions. The ages set forth below are as of December 31, 1998.

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Amos Wilnai..........................  59    Chairman of the Board, Interim Chief Executive Officer
Alexander Joffe......................  41    Executive Vice President and Chief Technology Officer
Sena C. Reddy........................  50    Executive Vice President, Operations
Uday Bellary.........................  44    Vice President, Finance, Chief Financial Officer and
                                             Assistant Secretary
Frederick J. Berkowitz...............  41    Vice President, Engineering
Brent R. Bilger......................  41    Vice President, Marketing
John A. Teegen.......................  40    Vice President, Sales
John G. Adler(1).....................  61    Director
Irwin Federman(2)....................  63    Director
Andrew S. Rappaport(2)...............  41    Director
Geoffrey Y. Yang(1)..................  39    Director

---------------
(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

     AMOS WILNAI has served as the Chairman of the Board of Directors since he founded the Company in September 1992 and was appointed Interim Chief Executive Officer in November 1998. From September 1994 to June 1998, Mr. Wilnai served as the Company's Executive Vice President of Business Development and from September 1992 to October 1994, he was the President of the Company. Mr. Wilnai has a B.S.E.E. degree from the Technion Institute of Technology in Israel and an M.S.E.E. degree from the Polytechnic Institute in Brooklyn.

     ALEXANDER JOFFE was named Executive Vice President and Chief Technology Officer in January 1999. Mr. Joffe served as the Company's Vice President of Engineering since July 1994. From March 1993 to July 1994, Mr. Joffe was the Company's Director of Engineering. Prior to joining the Company, Mr. Joffe spent more than eight years with Motorola Semiconductor Products, a semiconductor manufacturing subsidiary of Motorola, Inc., where he served most recently as an engineering manager. Mr. Joffe holds a B.S.E.E. degree from the Technion Institute of Technology in Israel.

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

     FREDERICK J. BERKOWITZ joined the Company as Vice President of Engineering in January 1999. From January 1998 to January 1999, Mr. Berkowitz was a Director of Engineering at Silicon Graphics, Inc., a computing workstation vendor. From November 1996 to October 1997, Mr. Berkowitz served as Vice President of Systems Engineering for Storage Dimensions, Inc., a storage subsystems vendor. From November 1990 to October 1996, Mr. Berkowitz was employed at Fujitsu/HAL Computer Systems, a computing workstation vendor, as Director of Platform Development. Mr. Berkowitz holds a B.S.E.E. degree from Union College and an M.S.E. degree from the University of Michigan.

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

     JOHN G. ADLER has served as a director of the Company since March 1997. Mr. Adler has served as director of Adaptec, Inc., an electronic equipment manufacturing company, since June 1998. Mr. Adler served as the Chairman of the Board of Directors of Adaptec, Inc. from May 1990 through August 1997, as the President from May 1985 to August 1992 and as Chief Executive Officer from December 1986 to July 1995. Mr. Adler holds a B.S.E.E. degree from University of Mississippi and was a Sloan Executive Fellow at Stanford University in 1971.

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

     ANDREW S. RAPPAPORT has served as a director of the Company since July 1994. Mr. Rappaport has been a partner of August Capital, LLC, a venture capital firm, since July 1996. Prior to that time, Mr. Rappaport was the President of The Technology Research Group, Inc., a Boston-based strategic management consulting firm which he founded in August 1984. He is also a director of numerous private companies. Mr. Rappaport attended Princeton University.

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

ITEM 2. PROPERTIES

     The Company's main executive, administrative and technical offices occupy approximately 35,000 square feet in Sunnyvale, California, under a lease that expires in April 2000. The Company also has a lease in Chelmsford, Massachusetts for approximately 4,000 square feet that expires in November 2002, which houses sales and customer support personnel.

     The Company's wholly owned subsidiary, MMCIL, entered into a lease effective October 1998 in Netanya, Israel for approximately 7,200 square feet that expires in September 2000.

     The Company believes that its existing facilities are adequate to meet its requirements through 1999.

ITEM 3. LEGAL PROCEEDINGS

     During the fourth quarter of 1997, FORE Systems, Inc. ("FORE") filed complaints alleging patent infringement and trade secret misappropriation against the Company. The Company entered into a settlement agreement with FORE in June 1998. In accordance with the settlement, the Company agreed to pay a settlement fee and entered into a patent cross-licensing agreement pursuant to which the Company and FORE granted each other perpetual, with certain exceptions, and fully-paid licenses to certain patents held by them. The settlement fee and related legal expenses totaling approximately $1.3 million were charged to operating income in the quarter ended June 30, 1998.

     Currently, the Company is not aware of any pending legal matters.

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

                          QUARTER                             HIGH      LOW
                          -------                             ----      ----
1997 : Fourth Quarter (from October 29, 1997)...............  $ 28 1/4  $ 12 5/8
1998 : First Quarter........................................  $ 23 3/8  $ 14
1998 : Second Quarter.......................................  $ 34 1/4  $ 19 3/8
1998 : Third Quarter........................................  $ 33 7/8  $ 10
1998 : Fourth Quarter.......................................  $ 16 3/8  $  7 3/4

     As of March 12, 1999, the number of holders of record of the Company's Common Stock was 30,395,533. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

     The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-34005), was October 29, 1997 (the "Registration Statement"). The class of securities registered was Common Stock. The offering commenced on October 29, 1997 and all securities were sold in the offering. The managing underwriters for the offering were Morgan Stanley Dean Witter Discover & Co., Deutsche Morgan Grenfell and Wessels, Arnold & Henderson.

     A total of 4,025,000 shares were registered pursuant to the Registration Statement, all of which the Company sold for its own account, for an aggregate offering price of $44,275,000.

     The Company incurred expenses of approximately $4,202,783 for the offering, of which $3,099,250 represented underwriting discounts and commissions and $1,103,533 represented other expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company after total expenses were approximately $40,072,217.

     As of December 31, 1998, the Company had used the net proceeds from the offering as follows: $114,000 for plants, buildings and facilities, $3,882,000 for the purchase and installation of machinery, equipment and purchased software, $350,000 for the repayment of indebtedness and lease obligations, $14,000,217 for working capital, and $21,726,000 for temporary investments. The remaining net proceeds remain in cash and cash equivalents. None of the proceeds were used for direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning ten (10) percent or more of any class of equity securities of the Company; or to affiliates of the Company. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Report.

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                             1998       1997       1996       1995       1994
                                            -------    -------    -------    -------    ------
      STATEMENT OF OPERATIONS DATA:               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..................................  $49,279    $21,930    $10,515    $   577    $  165
Cost of revenues..........................   14,353      6,542      3,576        304        23
                                            -------    -------    -------    -------    ------
     Gross profit.........................   34,926     15,388      6,939        273       142
                                            -------    -------    -------    -------    ------
Operating expenses:
  Research and development, net...........   14,552      8,318      3,312      1,802       132
  Selling, general and administrative.....    9,162      6,240      3,225      1,151       298
  Litigation settlement...................    1,250         --         --         --        --
                                            -------    -------    -------    -------    ------
          Total operating expenses........   24,964     14,558      6,537      2,953       430
                                            -------    -------    -------    -------    ------
Operating income (loss)...................    9,962        830        402     (2,680)     (288)
  Interest income, net....................    2,179        504        317        104        62
                                            -------    -------    -------    -------    ------
Income (loss) before income taxes.........   12,141      1,334        719     (2,576)     (226)
Provision for income taxes................    3,730        138         17         --        --
                                            -------    -------    -------    -------    ------
Net income (loss).........................  $ 8,411    $ 1,196    $   702    $(2,576)   $ (226)
                                            =======    =======    =======    =======    ======
Basic income (loss) per share(1)..........  $  0.28    $  0.08    $  0.07    $ (0.38)   $(0.04)
                                            =======    =======    =======    =======    ======
Shares used to compute basic income (loss)
  per share(1)............................   29,693     14,432     10,652      6,808     6,081
                                            =======    =======    =======    =======    ======
Diluted income (loss) per share(1)........  $  0.25    $  0.04    $  0.03    $ (0.38)   $(0.04)
                                            =======    =======    =======    =======    ======
Shares used to compute diluted income
  (loss)
  per share(1)............................   33,611     29,113     25,745      6,808     6,081
                                            =======    =======    =======    =======    ======

                                                               DECEMBER 31,
                                             -------------------------------------------------
                                              1998       1997       1996       1995      1994
            BALANCE SHEET DATA:              -------    -------    -------    ------    ------
                                                              (IN THOUSANDS)
Cash, cash equivalents and short-term
  investments..............................  $53,178    $45,401    $ 6,318    $8,102    $2,920
Working capital............................   57,337     46,159      7,113     7,177     2,777
Total assets...............................   73,384     54,723     10,676     9,527     3,322
Long-term obligations......................       14        286        636       301       100
Total stockholders' equity.................   62,945     49,717      8,177     7,446     2,830

---------------
(1) For an explanation of the number of shares used to compute basic and diluted net income per share, see Note 2 of Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Future Results" commencing on page 19. The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Report.

OVERVIEW

     MMC Networks is a leading developer and supplier of Network Processors, which are high-performance, open-architecture, software-programmable processors optimized for network applications. From its inception in September 1992 through late 1995, the Company was engaged principally in research and development, and a substantial portion of the Company's operating expenses during such period was related to such research and development activities.

     The Company commenced volume shipments of the ATMS2000 Network Processor chip set in 1995. This chip set provides the core functionality of a high-performance ATM switch and the capabilities for Layer 3 routing. In 1996, the Company commenced volume shipments of the PS1000 Network Processor chip set which implements the core functionality of a high-performance Fast Ethernet switch, provides extensions for Layer 3 routing and is optimized for power work group, wiring closet and LAN backbone applications. In the second half of 1998, the Company commenced volume shipments of the AnyFlow 5500 Network Processor chip set, the first member of the AF5000 product family which implements the Company's Virtual SAR, PFQ and Programmable BitStream Processor technologies. The newest member of the AF5000 product family, the AnyFlow 5400 Network Processor, contains the base-level functionality to examine, modify and make wire-speed switching decisions at Layers 2 through 7 of the OSI model, while simultaneously providing IP multicast operations and Per-Stream Queuing (PSQ). The Company shipped some samples of this product in late 1998 and anticipates volume shipments of this product to commence in 1999. The development and introduction of new product classes like the AF5000 is subject to numerous risks and uncertainties including delays in the design and engineering process, uncertain manufacturing and assembly lead times, yield uncertainties and product defects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results -- New Product Development and Technological Change," "-- Dependence on Independent Manufacturers" and "-- Product Complexity."

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the years ended December 31, 1998, 1997 and 1996 expressed as a percentage of the Company's total revenues.

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                      1998     1997     1996
           STATEMENT OF OPERATIONS DATA:              -----    -----    -----
Revenues............................................  100.0%   100.0%   100.0%
Cost of revenues....................................   29.1%    29.8%    34.0%
                                                      -----    -----    -----
     Gross profit...................................   70.9%    70.2%    66.0%
                                                      -----    -----    -----
Operating expenses:
  Research and development, net.....................   29.5%    37.9%    31.5%
  Selling, general and administrative...............   18.6%    28.5%    30.7%
  Litigation settlement.............................    2.5%     0.0%     0.0%
                                                      -----    -----    -----
          Total operating expenses..................   50.6%    66.4%    62.2%
                                                      -----    -----    -----
Operating income....................................   20.3%     3.8%     3.8%
  Interest income, net..............................    4.4%     2.3%     3.0%
                                                      -----    -----    -----
Income before income taxes..........................   24.7%     6.1%     6.8%
Provision for income taxes..........................    7.6%     0.6%     0.1%
                                                      -----    -----    -----
Net income..........................................   17.1%     5.5%     6.7%
                                                      =====    =====    =====

YEARS ENDED DECEMBER 31, 1998 AND 1997

     Revenues. Revenues increased to $49.3 million for the year ended December 31, 1998 from $21.9 million for the year ended December 31, 1997. Despite a decline in average sales prices during 1998, increased unit shipments in 1998 as compared to 1997 resulted in increased revenues across all the Company's products. The increase in unit shipments was primarily due to the shift of the AF5500 into volume production and the continued success of the ATMS2000. Although PS1000 revenue grew year over year, PS1000 revenue as a percent of total revenue decreased year over year. This decline was due to the economic downturn in Japan and Asia and poor acceptance in the marketplace of the end products of equipment vendors using the PS1000. In future periods, the Company anticipates that sales of the AF5500 and the newly introduced AF5400 will increase as a percent of total revenue, that sales of the ATMS2000 will remain flat or decline as a percent of total revenue and that sales of the PS1000 will decline rapidly as a percent of total revenue.

     Cost of Revenues; Gross Profit. Cost of revenues increased to $14.4 million for the year ended December 31, 1998 from $6.5 million for the year ended December 31, 1997 as a result of increased unit shipments associated with increased sales of the Company's network processors to new and existing customers. Gross margins remained relatively constant at 70.9% and 70.2% for the years ended December 31, 1998 and 1997, respectively. Higher margins from newer products offset declining margins from older products. The Company anticipates that gross margins will decrease in future periods due to a shift in product mix from products selling into the high end WAN market to products selling into the more price-competitive Fast-Ethernet LAN market.

     Research and Development Expenses, Net. Net research and development expenses increased to $14.6 million for the year ended December 31, 1998 from $8.3 million for the year ended December 31, 1997. The increase is due primarily to increased new product development activity. As part of a plan to increase the number of new products under development, during the second quarter of 1998 the Company established a wholly owned subsidiary in Israel, MMC Networks Israel Ltd., which functions as a design center. Research and development expenses, net, include expenses incurred under a number of contracts with customers whereby the Company receives partial or complete reimbursement for expenses incurred. These reimbursements are recorded as an offset against research and development expenses. For further discussion of funding received under the Company's research and development contracts see Note 9 of Notes to the Consolidated Financial Statements -- Research and Development Contracts.

     As a percentage of total revenues, research and development expenses, net decreased to 29.5% for the year ended December 31, 1998 from 37.9% for the year ended December 31, 1997. This percentage decrease resulted from revenues growing faster than research and development expenses, net. In 1999, the Company expects research and development expenses to continue to increase in absolute dollars.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9.2 million for the year ended December 31, 1998 from $6.2 million for the year ended December 31, 1997 due to several factors: increased sales commissions resulting from higher revenues, increased selling and marketing costs associated with new products, additional personnel, additional costs incurred to provide customer support for new designs and additional costs associated with being a public company. As a percentage of total revenues, selling, general and administrative expenses decreased to 18.6% for the year ended December 31, 1998 from 28.5% for the year ended December 31, 1997 as revenue growth outpaced the increase in selling, general and administrative expenses required to support that growth. In 1999, the Company expects selling, general and administrative expenses to continue to increase in absolute dollars.

     Litigation settlement. During the fourth quarter of 1997, FORE filed complaints alleging patent infringement and trade secret misappropriation against the Company. The Company entered into a settlement agreement with FORE in June 1998. In accordance with the settlement, the Company agreed to pay a settlement fee and entered into a patent cross-licensing agreement pursuant to which the Company and FORE granted each other perpetual, with certain exceptions, and fully-paid licenses to certain patents held by them. The settlement fee and related legal expenses totaling approximately $1.3 million were charged to operating income in the quarter ended June 30, 1998.

     Interest Income, net. Interest income, net consists of the difference between interest income and interest expense. Interest income reflects interest earned on average cash, cash equivalents and short-term investment balances. Interest income increased to $2.2 million for the year ended December 31, 1998 from $630,000 for the year ended December 31, 1997. This increase is due to increased cash and investment balances from period to period due to the receipt of net proceeds from the Company's initial public offering in October 1997 and cash flow from operations. Interest expense reflects interest on borrowings against lease lines to finance the acquisition of capital equipment. Interest expense was $55,000 and $126,000 for the years ended December 31, 1998 and 1997, respectively.

     Provision for Income Taxes. The provision for income taxes increased to $3.7 million for the year ended December 31, 1998 from $138,000 for the year ended December 31, 1997 reflecting effective rates of 30.7% and 10.3%, respectively. The increase in the provision is due to a significant increase in operating income from period to period coupled with an increase in the Company's effective tax rate as compared to the prior year. The effective tax rate for 1998 is considerably higher than the effective tax rate for 1997 because the Company utilized all of its net operating loss carryforwards during 1997 and all of its research and development credit carryforwards in 1998. The Company expects its effective tax rate to increase in 1999.

YEARS ENDED DECEMBER 31, 1997 AND 1996

     Revenues. Revenues increased to $21.9 million for the year ended December 31, 1997 from $10.5 million for the year ended December 31, 1996. This increase in revenues reflected the increased acceptance of the Company's ATMS2000 and PS1000 families of network processors by new and existing customers.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6.2 million for the year ended December 31, 1997 from $3.2 million for the year ended December 31, 1996 due to several factors: increased sales commissions on higher sales, increased product marketing costs associated with new products, additional personnel, higher costs associated with the Company's new headquarters facility, the establishment of a sales office in Massachusetts and costs incurred in connection with the Company's initial public offering.

     Interest Income, net. Interest income was $630,000 and $427,000 for the years ended December 31, 1997 and 1996, respectively, reflecting an increase in cash balances and investments from period to period, due primarily to receipt of net proceeds from the Company's initial public offering. Interest expense reflects interest on borrowings against lease lines to finance the acquisition of capital equipment. Interest expense was $126,000 and $110,000 for the years ended December 31, 1997 and 1996, respectively.

     Provision for Income Taxes. The provision for income taxes in 1997 reflects an effective rate of 10.3%, up from 2.4% in 1996. The federal and state income taxes payable in 1997 and 1996 relate to federal and state alternative minimum taxes and certain other permanent tax adjustments.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company had cash, cash equivalents and short-term investments of $53.2 million, up from $45.4 million at the end of the prior year. Operating activities in 1998 provided net cash of $10.2 million, which mainly consisted of two components. The first component was cash provided from net income, adjusted for depreciation and amortization and the tax benefit from the exercise of stock options, totalling $13.4 million. The second component was an increase in accrued expenses of $4.0 million offset by an increase in accounts receivables of $6.1 million. During 1998, cash and cash equivalents decreased $13.9 million as the Company used cash in investing activities to make short-term investments of $21.7 million and acquire property and equipment of $4.1 million. In 1998, $1.7 million in cash was provided by financing activities primarily from the exercise of stock options. During 1997, cash and cash equivalents increased by $40.6 million, primarily due to the Company's initial public offering which provided net cash proceeds of $40.1 million. In 1996, cash and cash equivalents increased by $4.6 million primarily due to the liquidation of short-term investments.

     During the first half of 1998, the Company established two credit facilities with a bank pursuant to a loan agreement and a non-recourse receivables purchase agreement. The loan agreement, which expires in May 1999, allows the Company to borrow up to $8.0 million. The non-recourse receivables purchase agreement expires in February 1999 and allows the Company to sell up to $2.0 million of its accounts receivable to the bank. The Company does not intend to renew the non-recourse receivables purchase agreement. To date, the Company has not utilized either credit facility. See Note 4 of Notes to the Consolidated Financial Statements -- Financing Agreements.

     Through December 31, 1998, the Company had acquired approximately $9.4 million in capital assets. A portion of the Company's future capital expenditures will be devoted to enhancing and expanding the Company's operational, financial and management information systems.

     The Company believes that its existing cash balances together with the borrowing capacity under its credit facilities and cash flow from future operations will be sufficient to meet the Company's capital requirements through the next twelve months, although the Company could be required, or could elect, to seek to raise additional capital before such time. This is a forward-looking statement and the actual period of time for which the Company's resources will be sufficient will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending to support product development efforts and the expansion of sales and marketing efforts, the timing and size of business or technology acquisitions, the timing of introductions of new products and enhancements to existing products and market acceptance of the

Company's products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

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

     The Company is pursuing a plan to identify and address Year 2000 issues (the "Plan"). One component of the Plan is designed to identify and assess the risks associated with the Company's information technology ("IT") systems, non-IT systems and products. This component of the Plan is composed of three phases: (1) identification and assessment of risks, (2) implementation and (3) testing. Based on documentation supplied by the Company's computer hardware and software vendors, phase 1 and 2 have been completed with respect to the Company's critical IT systems and phase 3 is expected to be completed by June 1999. With respect to non-critical IT systems, phase 1 has been completed and phases 2 and 3 are expected to be completed by April and June of 1999, respectively. For non-IT systems such as facilities and laboratory test equipment, phase 1 has been completed and phases 2 and 3 are expected to be completed by April and June of 1999, respectively. The Company has completed testing its products, including semiconductors, software, and reference design systems, and believes them to be Year 2000 compliant. However, the Company can not be sure that errors will not be discovered in the future. The Company does not intend to create a contingency plan but will reassess the need for a contingency plan as each major phase of the Plan is completed.

     The second component of the Plan is to identify and assess the risks associated with the Year 2000 readiness of the Company's suppliers, including critical service suppliers such as banks. The Company believes that these risks are the greater risks associated with preparing for the Year 2000 given the Company's reliance upon its suppliers' ability to adequately resolve potential Year 2000 issues on a timely basis. This component of the Plan is composed of three phases: (1) identification and assessment of risks, (2) survey of significant or critical suppliers regarding their Year 2000 preparedness and (3) contingency planning. The Company has completed phase 1, and phases 2 and 3 are expected to be completed by April and June of 1999, respectively. As part of the contingency planning, the Company may be required to find alternative suppliers to replace suppliers identified as having Year 2000 compliance issues or suppliers whose published reports and or response to the Company's survey are not timely, accurate or complete. There can be no assurance that the Company will be able to adequately address Year 2000 compliance of its vendors, to find suitable alternate suppliers and contract with them on terms reasonable to the Company, or at all, and that such inability will not have a material adverse effect on the Company's business, financial condition and results of operations.

     Based on the status of the Company's Year 2000 efforts to date, the Company does not anticipate total expenses for implementing the Plan to exceed $50,000, excluding expenses related to internal IT staff. All expenses in this effort are expensed as incurred. However, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test contingency plans, or may find that the expenses associated with these activities exceed current expectations. In many cases, the Company is relying on assurances from suppliers and vendors that new and upgraded IT systems and other products will be Year 2000 compliant. The Company can not be sure that its tests of third-party products will be adequate or that, if problems are identified, they will be adequately addressed by the third party on a timely basis. Because the Company uses a variety of IT systems and has additional systems embedded in its infrastructure, it can not be sure that all of its systems will work together in a Year 2000-compliant fashion. Furthermore, the Company can not be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company fails to satisfactorily resolve Year 2000 issues in a timely manner, it could also be exposed to liability to third parties.

FACTORS AFFECTING FUTURE RESULTS

     As described by the following factors, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

     Limited Operating History as a Public Company; No Assurance of Future Profitability. Although the Company has experienced significant revenue growth in recent periods and has achieved profitability in each of the last three years, these results should not be considered indicative of future revenue growth, if any, nor is there any assurance that the Company will be profitable in any future period. Due to anticipated increases in the Company's operating expenses, the Company's operating results will be adversely affected if the Company's revenues do not continue to increase. The sales cycle for the Company's products can range from three to six months or more, with an additional nine to 18 months or more before a network equipment vendor customer commences volume production of equipment which incorporates the Company's products. As a result, there may be a significant delay between an increase in research and development and sales and marketing expenses and the generation of higher revenues, if any, from such expenditures. To remain profitable, the Company must, among other things, successfully increase the scope of its operations, respond to competitive developments, continue to attract, retain and motivate qualified personnel and continue to commercialize products incorporating innovative technologies. There can be no assurance that the Company will be successful in doing so.

     Fluctuations in Operating Results. Fluctuations in the Company's operating results have occurred in the past and are likely to occur in the future due to a variety of factors, any of which may have a material adverse effect on the Company's operating results. In particular, the Company's quarterly results of operations may vary significantly due to general business conditions in the networking equipment and semiconductor industries, changes in demand for the network equipment products of the Company's customers, the timing and amount of orders from the Company's network equipment vendor customers, cancellations or delays of customer product orders, new product introductions by the Company or its competitors, cancellations, changes or delays of deliveries of products to the Company by its suppliers, increases in the costs of products from the Company's suppliers, fluctuations in product life cycles, price erosion, competition, changes in the mix of products sold by the Company, availability of semiconductor foundry capacity, variances in the timing and amount of non-recurring engineering funding and operating expenses, seasonal fluctuations in demand, intellectual property disputes and general economic conditions. The Company has at times recognized a substantial portion of its revenues in the last month of a quarter. Since a large portion of the Company's operating expenses, including rent, salaries and capital lease expenses, is fixed and difficult to reduce or modify, if revenue does not meet the Company's expectations, the material adverse effect of any revenue shortfall will be magnified by the fixed nature of these operating expenses. All of the above factors are difficult for the Company to forecast, and these and other factors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Customer Concentration. The Company's customer base is highly concentrated. A relatively small number of customers has accounted for a significant portion of the Company's revenues to date, and the Company expects that this trend will continue for the foreseeable future. Each of the Company's network equipment vendor customers, including Cisco, IBM Corporation, Lucent Technologies, Mitsui and Hitachi, can cease incorporating the Company's products with limited notice to the Company and with little or no penalty. The Company's agreements with network equipment vendor customers do not require minimum purchases. Pursuant to the Company's agreements with Cisco and certain of its other customers, under certain circumstances, such customers have the right to manufacture the Company's network processors for resale as part of their products or to otherwise use proprietary technology of the Company in their products. The circumstances in which customers have such rights include certain defaults by the Company, a change of control of the Company and certain other events relating to the Company's inability, or potential inability, to supply products to such customers. In any such event, the Company will not necessarily be entitled to royalty payments or fees for use of its technology. The obligation of customers to pay royalties, if any, may be dependent upon the customer's ability to obtain products at a price lower than that previously charged by the Company to the customer.

     The Company's future operating results are currently substantially dependent on Cisco's competitive position in the networking equipment market. The loss of one or more of the Company's customers in general and Cisco in particular, the possibility that new customer products employing the Company's Network Processors may not be successful, the possibility that design wins with customers may not result in volume production of new products, and the inability of the Company to successfully develop relationships with additional significant network equipment vendors could have a material adverse effect on the Company's business, financial condition and results of operations.

     Erosion of Average Selling Prices. The data networking and semiconductor industries have experienced rapid erosion of average selling prices ("ASPs") due to a number of factors, including rapid technological change, price/performance enhancements and product obsolescence. The Company may experience substantial period-to-period fluctuations in future operating results due to ASP erosion. The Company anticipates that ASPs will decrease in the future in response to product introductions by competitors or the Company or other factors, including price pressures from significant customers. In particular, the market for Ethernet switching and routing components has experienced and is expected to continue to experience significant ASP erosion. During 1998, the Company's PS1000 product line experienced such erosion. Therefore, the Company must continue to develop and introduce on a timely basis new products which incorporate features that can be sold at higher ASPs. Failure to achieve any or all of the foregoing could cause the Company's revenues and gross margins to decline, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     New Product Development and Technological Change. The data networking and semiconductor industries are characterized by rapidly changing technology, frequent product introductions and evolving industry standards. Accordingly, the Company's future performance depends on a number of factors, including the Company's ability to identify emerging technological trends in its target markets, develop and maintain competitive products, enhance its products by adding innovative features that differentiate its products from those of competitors, bring products to market on a timely basis at competitive prices, properly identify target markets and respond effectively to new technological changes or new product announcements by others. No assurance can be given that the Company's design and introduction schedules for any additions and enhancements to its existing and future products will be met, that these products will achieve market acceptance, or that the Company will be able to sell these products at prices that are favorable to the Company. In evaluating new product decisions, the Company must anticipate well in advance future demand for product features and performance characteristics, as well as available supporting technologies, manufacturing capacity, industry standards and competitive product offerings. The technical innovations required for the Company to remain competitive must be completed before developments in networking technologies or standards render them obsolete and must be sufficiently compelling to induce network equipment vendors to favor them over alternative technologies. To remain competitive, the Company must design new products and sometimes redesign existing products to be manufactured on newer wafer process technologies that provide smaller circuit dimensions. There is no assurance that the suppliers of these new technologies can deliver them on schedule or that the Company can complete its designs on the new processes on schedule. Moreover, the Company must generally incur substantial research and development costs before the technical feasibility and commercial viability of a product line can be ascertained. There can be no assurance that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements, or that the Company will be able to secure the financial resources necessary to fund future development. The inability of the Company and its products to achieve market acceptance from network equipment vendors and to adequately address any of the factors discussed above could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Independent Manufacturers. Currently, the Company outsources all manufacturing, assembly and testing of its network processors. The Company purchases both fully assembled and tested products on a turnkey basis and wafers which it then consigns to subcontract assembly and test providers. For products purchased in wafer form, the Company assumes the risk of yield loss in subsequent manufacturing steps. The Company has not entered into any volume purchase agreements with its suppliers for the purchase of the wafers. Only one of the Company's products is currently manufactured by more than one supplier. The Company depends on its suppliers to deliver sufficient quantities of finished product to the Company in a timely manner. Since the Company places its orders on a purchase order basis and does not have a long-term volume purchase agreement with any of its existing suppliers, these suppliers may allocate, and in the past have allocated, capacity to the production of other products while reducing deliveries to the Company on short notice. Given that the Company must place orders approximately eight to 10 weeks in advance of expected delivery, any sudden increase in customer demand not anticipated by the Company in advance could result in the inability to deliver product on a timely basis and, as such, may reduce the Company's product revenues or increase the Company's cost of revenues and could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company places orders based on forecast demand to ensure enough lead time to be able to meet anticipated customer orders. Any sudden decrease in the anticipated customer demand could have a material adverse effect on the Company's business, financial condition and results of operations. If capacity becomes less available in the future, the Company may be required to place orders earlier than eight to 10 weeks in advance of expected delivery. As the Company increases the volume of its wafer purchases in place of turnkey purchases, the Company will need to continue to invest in the capital and engineering resources necessary for production under this manufacturing flow.

     Competition. The data networking and semiconductor industries are intensely competitive and are characterized by constant technological change, rapid rates of product obsolescence and price erosion. The Company's AF5400, AF5500, ATM2000 and PS1000 Network Processors compete with products from companies such as Texas Instruments, Lucent Technologies, PMC-Sierra, Galileo Technology and Broadcom. In addition, the Company expects significant competition in the future from major domestic and international semiconductor suppliers. The Company also may face competition from suppliers of products based on new or emerging technologies. Moreover, several established electronics and semiconductor suppliers have recently entered or indicated an intent to enter the switching and routing equipment market. In addition, many of the Company's existing and potential customers internally develop ASICs, general purpose processors, network processors and other devices which attempt to perform all or a portion of the functions performed by the Company's products. Many of the Company's current and prospective competitors offer broader product lines and have significantly greater financial, technical, manufacturing and marketing resources than the Company. Failure of the Company to compete successfully could have a material adverse effect on its operating results.

     Product Complexity. Products as complex as those offered by the Company frequently contain errors, defects and bugs when first introduced or as new versions are released. The Company has in the past experienced such errors, defects and bugs. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of such products, which could damage the Company's reputation and adversely affect the Company's ability to retain its existing customers and to attract new customers. Moreover, such errors, defects or bugs could cause problems, interruptions, delays or a cessation of sales to the Company's customers. Alleviating such problems may require significant expenditures of capital and resources by the Company. There can be no assurance that, despite testing by the Company, its suppliers or its customers, errors, defects or bugs will not be found in new products after commencement of commercial production, resulting in additional development costs, loss of, or delays in, market acceptance, diversion of technical and other resources from the Company's other development efforts, claims by the Company's customers or others against the Company, or the loss of credibility with the Company's current and prospective customers. Any such event could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     During the fourth quarter of 1997, FORE filed complaints alleging patent infringement and trade secret misappropriation against the Company. The Company entered into a settlement agreement with FORE in June 1998. In accordance with the settlement, the Company agreed to pay a settlement fee and entered into a patent cross-licensing agreement pursuant to which the Company and FORE granted each other perpetual, with certain exceptions, and fully-paid licenses to certain patents held by them. The settlement fee and related legal expenses totaling approximately $1.3 million were charged to operating income in the quarter ended June 30, 1998.

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

     Dependence on Key Personnel and Hiring of Additional Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, engineering and other personnel, many of whom would be difficult to replace. The Company does not have employment contracts with any of its key personnel. In addition, the Company believes that its success depends to a significant extent on the ability of its management to operate effectively, both individually and as a group. The Company must continue to attract and retain highly skilled managerial, engineering and other personnel, including a permanent Chief Executive Officer. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Risks Associated with Expansion of International Business
Activities. Substantially all of the Company's sales to date have been to customers located in the United States, including sales to U.S.-based affiliates of non-U.S. network equipment vendors. If the Company's international sales increase, the Company will be subject to additional risks inherent in international operations. All of the Company's international sales to date are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. In addition, the Company procures the majority of its manufacturing, assembly and test services from suppliers located outside the United States. International business activities may be limited or disrupted by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. Demand for the Company's products could also be adversely affected by seasonality of international sales and economic conditions in the Company's primary overseas markets. These international factors could have a material adverse effect on future sales of the Company's products to international customers and, consequently, on the Company's business, financial condition and results of operations. As a percentage of total revenues, sales to Mitsui have declined to 12% for the year ended December 31, 1998 as compared to 28% for the year ended December 31, 1997. Sales to Mitsui may remain at this lower level or decline further due to the economic downturn in Japan and Asia in general, and could have an adverse effect on the Company's revenues in the future.

     Need for Additional Capital. The Company may require substantial additional working capital to fund its business, particularly to finance inventories and accounts receivable and for product development. Any such additional financing may result in significant dilution to the Company's then existing investors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

     Expected Volatility of Stock Price. In recent years the stock market in general, and the market for shares of high technology, data networking and semiconductor companies in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. The trading price of the Company's Common Stock has been, and is expected to continue to be, subject to extreme fluctuations in response to both business-related issues, such as quarterly variations in operating results, announcements of new products by the Company or its competitors, the gain or loss of significant network equipment vendor customers, and stock market-related influences, such as changes in analysts' estimates, the presence or absence of short-selling of the Company's Common Stock and events affecting other companies that the market deems to be comparable to the Company. In addition, technology stocks have from time to time experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations have affected and are expected to continue to adversely affect the market price of the Company's Common Stock. Moreover, the trading prices of many high technology, data networking and semiconductor stocks are at or near their historical highs and reflect price/earnings ratios substantially above historical norms.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rate risk. As of December 31, 1998, the Company held a total of $50.7 million in marketable securities. The Company classified $29.0 million of this amount within the cash and cash equivalents category and classified the remaining $21.7 million as short-term investments. These securities consisted primarily of commercial paper and securities issued or guaranteed by the U.S. government. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels as of December 31, 1998, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows.

     The Company currently does not use derivative financial instruments in its investment portfolio. The Company currently has no fixed-rate obligations except for capitalized leases of approximately $286,000. The Company currently holds no equity securities. Thus the Company does not face risk of material adverse impact from market rate changes from these sources.

     Foreign currency risk. The Company pays suppliers for its subsidiary in Israel in local currency. The Company also has a supplier contract that requires price changes based on currency fluctuations. Therefore, the Company is subject to foreign currency rate exposure. If the Israeli currency rate fluctuated by 10 percent from the rate at December 31, 1998, the effect on the Company's financial position and results of operations would not be material. If the foreign currency of the supplier had increased in value during 1998 by 10 percent from the rate at December 31, 1998, the cost of sales for 1998 would have been higher by approximately $400,000. The Company can not assure that there will not be a material impact in the future from foreign currency fluctuations.

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

     Information regarding directors appearing under the caption "Election of Directors -- Directors and Nominees for Director" in the Proxy Statement is hereby incorporated by reference.

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled "Election of Directors -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is set forth under the caption "Additional Information Relating to Directors and Officers of the
Company -- Executive Compensation" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is set forth under the caption "Security Ownership" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is set forth under the captions "Election of Directors -- Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) The following are filed as part of this Report:

     1. FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   28
Consolidated Balance Sheets at December 31, 1998 and 1997...   29
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 1998...............   30
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 31, 1998.....   31
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1998...............   32
Notes to Consolidated Financial Statements..................   33

     2. FINANCIAL STATEMENTS SCHEDULE

Schedule II -- Valuation and Qualifying Accounts............   47

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of MMC Networks, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 27 present fairly, in all material respects, the financial position of MMC Networks, Inc. and its subsidiary at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers, LLP

San Jose, California
January 19, 1999

                               MMC NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Current assets:
  Cash and cash equivalents.................................  $31,452    $45,401
  Short-term investments....................................   21,726         --
  Accounts receivable, net of allowances of $172 and $181...   10,582      4,526
  Inventories...............................................      630        570
  Prepaid expenses and other current assets.................    3,372        382
                                                              -------    -------
          Total current assets..............................   67,762     50,879
Property and equipment, net.................................    5,487      3,631
Other assets................................................      135        213
                                                              -------    -------
                                                              $73,384    $54,723
                                                              =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 4,400    $ 2,626
  Accrued expenses..........................................    5,753      1,744
  Current portion of capital lease obligations..............      272        350
                                                              -------    -------
          Total current liabilities.........................   10,425      4,720
                                                              -------    -------
Capital lease obligations, net of current portion...........       14        286
                                                              -------    -------
Commitments and contingencies (Note 10)
Stockholders' equity:
  Series A Convertible Preferred Stock: $0.001 par value; 0
     and 9,378 shares authorized; no shares issued or
     outstanding............................................       --         --
  Series B Convertible Preferred Stock: $0.001 par value; 0
     and 4,121 shares authorized; no shares issued or
     outstanding............................................       --         --
  Preferred Stock: $0.001 par value; 10,000 and 0 shares
     authorized; no shares issued or outstanding............       --         --
  Common Stock: $0.001 par value; 100,000 shares authorized;
     30,135 and 29,198 shares issued and outstanding........       26         25
  Additional paid-in capital................................   55,520     50,778
  Notes receivable from stockholders........................     (107)      (181)
  Retained earnings (Accumulated deficit)...................    7,506       (905)
                                                              -------    -------
          Total stockholders' equity........................   62,945     49,717
                                                              -------    -------
                                                              $73,384    $54,723
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements.

                               MMC NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
Revenues....................................................  $49,279    $21,930    $10,515
Cost of revenues............................................   14,353      6,542      3,576
                                                              -------    -------    -------
          Gross profit......................................   34,926     15,388      6,939
                                                              -------    -------    -------
Operating expenses:
     Research and development, net..........................   14,552      8,318      3,312
     Selling, general and administrative....................    9,162      6,240      3,225
     Litigation settlement..................................    1,250         --         --
                                                              -------    -------    -------
          Total operating expenses..........................   24,964     14,558      6,537
                                                              -------    -------    -------
Operating income............................................    9,962        830        402
                                                              -------    -------    -------
Other income (expense):
     Interest income........................................    2,234        630        427
     Interest expense.......................................      (55)      (126)      (110)
                                                              -------    -------    -------
          Total other income................................    2,179        504        317
                                                              -------    -------    -------
Income before income taxes..................................   12,141      1,334        719
Provision for income taxes..................................    3,730        138         17
                                                              -------    -------    -------
Net income..................................................  $ 8,411    $ 1,196    $   702
                                                              =======    =======    =======
Basic income per share......................................  $  0.28    $  0.08    $  0.07
                                                              =======    =======    =======
Shares used to compute basic income per share...............   29,693     14,432     10,652
                                                              =======    =======    =======
Diluted income per share....................................  $  0.25    $  0.04    $  0.03
                                                              =======    =======    =======
Shares used to compute diluted income per share.............   33,611     29,113     25,745
                                                              =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                               MMC NETWORKS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                           CONVERTIBLE                                         NOTES         RETAINED
                                         PREFERRED STOCK      COMMON STOCK     ADDITIONAL   RECEIVABLES      EARNINGS
                                        ------------------   ---------------    PAID-IN         FROM       (ACCUMULATED
                                        SHARES     AMOUNT    SHARES   AMOUNT    CAPITAL     STOCKHOLDERS     DEFICIT)      TOTAL
                                        -------   --------   ------   ------   ----------   ------------   ------------   -------
Balance at December 31, 1995..........   13,342   $ 10,247   10,365    $ 6      $   121        $(125)        $(2,803)     $ 7,446
Exercise of stock options.............       --         --      741      1          122         (100)             --           23
Issuance of Common Stock in exchange
  for services........................       --         --       15     --            6           --              --            6
Net income............................       --         --       --     --           --           --             702          702
                                        -------   --------   ------    ---      -------        -----         -------      -------
Balance at December 31, 1996..........   13,342     10,247   11,121      7          249         (225)         (2,101)       8,177
Conversion of Preferred Stock upon the
  completion of the initial public
  offering............................  (13,342)   (10,247)  13,342     13       10,234           --              --           --
Issuance of Common Stock, net of issue
  costs of $1,104.....................       --         --    4,025      4       40,068           --              --       40,072
Repurchase of Common Stock and
  reduction of loan receivable from
  stockholder.........................       --         --     (170)    --         (114)         114              --           --
Exercise of warrant...................       --         --      121     --           --           --              --           --
Exercise of stock options and other...       --         --      744      1          311          (70)             --          242
Issuance of Common Stock in exchange
  for services........................       --         --       15     --           30           --              --           30
Net income............................       --         --       --     --           --           --           1,196        1,196
                                        -------   --------   ------    ---      -------        -----         -------      -------
Balance at December 31, 1997..........       --         --   29,198     25       50,778         (181)           (905)      49,717
Exercise of stock options and other...       --         --      859      1        1,218           --              --        1,219
Shares issued under the Employee Stock
  Purchase Plan.......................       --         --       78     --          716           --              --          716
Repayment of notes receivable from
  stockholders........................       --         --       --     --           --           74              --           74
Tax benefit from the exercise of stock
  options.............................       --         --       --     --        2,808           --              --        2,808
Net income............................       --         --       --     --           --           --           8,411        8,411
                                        =======   ========   ======    ===      =======        =====         =======      =======
Balance at December 31, 1998..........       --   $     --   30,135    $26      $55,520        $(107)        $ 7,506      $62,945
                                        =======   ========   ======    ===      =======        =====         =======      =======

   The accompanying notes are an integral part of these financial statements.

                               MMC NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------    -------    -------
Cash flows from operating activities:
  Net income................................................  $  8,411    $ 1,196    $   702
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization..........................     2,224      1,186        479
     Issuance of Common Stock in exchange for services......        --         30          6
     Tax benefit from the exercise of stock options.........     2,808         --         --
     Changes in assets and liabilities:
       Accounts receivable..................................    (6,056)    (2,501)    (1,388)
       Inventories..........................................       (60)       (59)      (357)
       Prepaid expenses and other assets....................    (2,912)      (389)      (114)
       Accounts payable.....................................     1,774      2,040        (31)
       Accrued expenses.....................................     4,009        955        594
       Deferred revenue and customer deposits...............        --       (100)      (750)
                                                              --------    -------    -------
          Net cash provided by (used in) operating
            activities......................................    10,198      2,358       (859)
                                                              --------    -------    -------
Cash flows from investing activities:
  Sale (purchase) of short-term investments.................   (21,726)     1,509      6,343
  Acquisition of property and equipment.....................    (4,080)    (3,201)      (673)
                                                              --------    -------    -------
          Net cash provided by (used in) investing
            activities......................................   (25,806)    (1,692)     5,670
                                                              --------    -------    -------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net...............     1,935     40,314         23
  Proceeds from the repayment of notes receivable from
     stockholders...........................................        74         --         --
  Principal payments on capital lease obligations...........      (350)      (388)      (275)
                                                              --------    -------    -------
          Net cash provided by (used in) financing
            activities......................................     1,659     39,926       (252)
                                                              --------    -------    -------
Net increase (decrease) in cash and cash equivalents........   (13,949)    40,592      4,559
Cash and cash equivalents at beginning of period............    45,401      4,809        250
                                                              --------    -------    -------
Cash and cash equivalents at end of period..................  $ 31,452    $45,401    $ 4,809
                                                              ========    =======    =======
SUPPLEMENTAL DISCLOSURE:
  Cash paid for interest....................................  $     55    $   126    $   110
  Cash paid for income taxes................................  $  1,517    $    13    $    --
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Acquisition of property and equipment through capital
     leases.................................................  $     --    $    --    $   880

   The accompanying notes are an integral part of these financial statements.

                               MMC NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

     MMC Networks is a leading developer and supplier of Network Processors, which are high-performance, open-architecture, software-programmable processors optimized for network applications. The Company was incorporated in California in September 1992 as a Subchapter S corporation and became a Subchapter C corporation effective July 1994. The Company was reincorporated in Delaware in October 1997. In May 1998, the Company established a wholly owned subsidiary in Israel, MMC Networks Israel, LTD, ("MMCIL"), which functions as an engineering design center. The Company sells its products primarily in the United States.

     Certain equity transactions -- Stock splits. In July 1997 and December 1996, the Company effected a 3-for-2 and a 2-for-1 stock split, respectively, of its Common Stock and Convertible Preferred Stock. The accompanying financial statements have been retroactively adjusted to reflect these splits.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated.

     Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

     Cash, cash equivalents and short-term investments. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments consist primarily of commercial paper and securities issued or guaranteed by the U.S. government with maturities of more than three months when purchased. The Company has categorized its short-term investments as available-for-sale. At December 31, 1998 and 1997, the fair market value of the Company's short-term investments approximated cost.

     Inventories. Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

     Property and equipment. Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally three years.

     Long-lived assets. The Company periodically evaluates the recoverability of its long-lived assets and recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No such impairments have been identified to date.

     Revenue recognition. Revenues are recognized upon shipment of product to customers. Funds received in advance of product shipment are deferred and recognized upon shipment of the product. The Company's normal policy is to not accept returns except for defective products. Anticipated costs related to product warranties are charged to operations as revenues are recognized. The Company has not experienced significant warranty claims to date.

     Research and development. Research and development expenses are charged to operations as incurred. The Company on occasion receives non-recurring engineering funding for development projects to apply or enhance the Company's technology to a particular customer's needs. Such funding is recognized over the term of the respective contract using the percentage-of-completion method. At the time of recognition, amounts received under research and development contracts are offset against research and development expenses. (See Note 9.)

                               MMC NETWORKS, INC.

     Software development expenses. Software development expenses are included in research and development. The Company's policy is to capitalize certain software development expenses once technological feasibility is established, which the Company defines as the completion of a working model. The capitalized expense is then amortized on a straight-line basis over the estimated product life, or on the ratio of current sales to total projected product sales, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short, and software development expenses qualifying for capitalization have been insignificant. Accordingly, the Company has expensed these costs as incurred.

     Income taxes. The Company accounts for income taxes using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on the provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     Stock-based compensation. The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." (See Note 6.)

     Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash equivalents and short-term investments primarily in market rate accounts, commercial paper, state and municipal securities and securities issued by or guaranteed by the U.S. government. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company provides an allowance for doubtful accounts receivable based upon the expected collectibility of such receivables and to date has not experienced any material losses.

     Net income (loss) per share. Basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted average shares of common stock outstanding (denominator) during the period. Basic EPS excludes the dilutive effect of potential common stock. Diluted EPS gives effect to all dilutive potential common stock outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of potential common stock.

                               MMC NETWORKS, INC.

     The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 1996 and 1997 and 1998.

                                                                                           PER SHARE
                                                               NET INCOME      SHARES       AMOUNT
                                                              ------------    --------    -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE YEAR ENDED DECEMBER 31, 1996:
Earning per share of Common Stock -- basic..................     $  702        10,652        $0.07
                                                                                             =====
Effect of dilutive securities:
  Convertible Preferred Stock...............................         --        13,342
  Warrants..................................................         --            50
  Stock options.............................................         --         1,701
                                                                 ------        ------
Earnings per share of Common Stock -- diluted...............     $  702        25,745        $0.03
                                                                 ======        ======        =====
FOR THE YEAR ENDED DECEMBER 31, 1997:
Earning per share of Common Stock -- basic..................     $1,196        14,432        $0.08
                                                                                             =====
Effect of dilutive securities:
  Convertible Preferred Stock...............................         --        11,118
  Warrants..................................................         --           114
  Stock options.............................................         --         3,449
                                                                 ------        ------
Earnings per share of Common Stock -- diluted...............     $1,196        29,113        $0.04
                                                                 ======        ======        =====
FOR THE YEAR ENDED DECEMBER 31, 1998:
Earning per share of Common Stock -- basic..................     $8,411        29,693        $0.28
                                                                                             =====
  Effect of dilutive securities:
  Warrants..................................................         --            30
  Stock options.............................................         --         3,888
                                                                 ------        ------
Earnings per share of Common Stock -- diluted...............     $8,411        33,611        $0.25
                                                                 ======        ======        =====

     At December 31, 1996, 1997 and 1998 certain options to purchase Common Stock are considered anti-dilutive because the options' exercise price was greater than the average fair market value of the Company's Common Stock for the years then ended and, as such, are excluded from the calculation of diluted net income per share. At December 31, 1996, 1997 and 1998 anti-dilutive options were for the purchase of 877,500 shares of common stock with an average exercise price of $1.74, 29,500 shares of common stock with an average exercise price of $15.94 and 354,500 shares of common stock with an average exercise price of $24.52, respectively.

     Comprehensive Income. The Company reports comprehensive income in accordance with the standards set forth in the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. For the years ended December 31, 1998, 1997 and 1996, items of other comprehensive income were not material.

     Segment Information. The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") in 1998. This statement establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

                               MMC NETWORKS, INC.

     Operating Segments -- While the Company has more than one product family, it operates in one segment, selling all of its products to network equipment vendors for inclusion in their enterprise and service provider products.

     Geographic Areas -- The Company reports its sales in geographic areas according to the location to which the product is shipped. In the case that a customer regularly directs product to be shipped to a manufacturing subcontractor located in a different geographic area, the Company reports the sale in the geographic area of the customer and not the subcontractor. Revenues in North America, Asia (including Japan) and Europe represented 84%, 13% and 3%; 69%, 29% and 2% and 83%, 16% and 1% of total revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

     Major Customers -- The percentage of total revenues accounted for by the Company's significant customers (significant customers are those customers accounting for more than 10% of the Company's total revenues) are as follows:
Cisco Systems Inc., Mitsui Comtek Corp., a non-stocking sales representative for Japan, and the U. S. Computer Division of Hitachi accounted for 50%, 12% and less than 10%, respectively, of total revenues for the year ended December 31, 1998; 28%, 28% and 12%, respectively, of total revenues for the year ended December 31, 1997 and 51%, 15% and 10%, respectively, of total revenues for the year ended December 31, 1996. Cisco and Mitsui Comtek Corp. represented 55% and 18% of trade receivables at December 31, 1998 and each represented 27% of trade receivables at December 31, 1997.

NOTE 3 -- COMPOSITION OF CERTAIN BALANCE SHEET COMPONENTS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Inventories:
  Work in process...........................................  $   244    $    --
  Finished goods............................................      386        570
                                                              -------    -------
                                                              $   630    $   570
                                                              =======    =======
Property and equipment:
  Computers and equipment...................................  $ 2,964    $ 1,935
  Purchased software........................................    6,010      3,157
  Furniture and fixtures....................................      430        316
                                                              -------    -------
                                                                9,404      5,408
Less accumulated depreciation and amortization..............   (3,917)    (1,777)
                                                              -------    -------
                                                              $ 5,487    $ 3,631
                                                              =======    =======
Accrued liabilities:
  Accrued compensation and benefits.........................  $ 1,844    $   807
  Income taxes payable......................................    1,802        146
  Accrued warranty..........................................    1,899        219
  Other accrued liabilities.................................      208        572
                                                              -------    -------
                                                              $ 5,753    $ 1,744
                                                              =======    =======

NOTE 4 -- FINANCING AGREEMENTS

     During the first half of 1998, the Company established two credit facilities with a bank pursuant to a loan agreement and a non-recourse receivables purchase agreement. The loan agreement, which expires in May 1999, allows the Company to borrow up to $8.0 million. Borrowings under the loan agreement bear interest at the bank's prime rate. The agreement requires that the Company comply with certain financial covenants. In

                               MMC NETWORKS, INC.

the event of default, all outstanding borrowings will accrue interest at a rate of five percentage points above the rate effective immediately prior to any such default. The non-recourse receivables purchase agreement expires in February 1999. The agreement allows the Company to sell up to $2.0 million of its accounts receivable to the bank at a discount rate equal to the bank's prime rate plus 1.0% per annum, less an administrative fee equal to 0.20% of the total purchased receivables balance and also provided for the Company to grant to the bank a continuing lien on and security interest in all purchased receivables and related property. The Company does not intend to renew the non-recourse receivables purchase agreement. To date, the Company has not utilized either credit facility.

     As of December 31, 1997, the Company had two lines of credit, a $5.0 million revolving bank credit facility under which borrowings accrued interest at the bank's prime rate and a $3.0 million bank lease line under which borrowings accrued interest at the bank's prime rate plus 0.5%. The Company never utilized either of these lines of credit, both of which expired in April 1998.

NOTE 5 -- INCOME TAXES

     The Company's income before taxes is primarily composed of domestic income. The provision for income taxes of $138,000 and $17,000 for the years ended December 31, 1997 and 1996, respectively, represents current federal and state income taxes payable. The provision for income taxes of $3.7 million for the year ended December 31, 1998 consists of:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1998
                                                              -----------------
Current tax expense (in thousands):
  United States.............................................       $ 5,212
  State.....................................................           760
  Foreign...................................................            29
                                                                   -------
          Total current tax expense.........................         6,001
Deferred income taxes.......................................        (2,271)
                                                                   -------
          Total provision for income taxes..................       $ 3,730
                                                                   =======

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                               1998        1997
                                                              -------    --------
Deferred tax assets consist of the following (in thousands):
  Research and development credit carryforwards.............  $   --     $   500
  Reserves and basis differences............................     758         505
  Accrued expenses..........................................   1,312         197
Other.......................................................     201         179
                                                              ------     -------
          Total deferred tax assets.........................   2,271       1,381
Valuation allowance.........................................      --      (1,381)
                                                              ------     -------
Net deferred tax assets.....................................  $2,271     $    --
                                                              ======     =======

     Prior to 1998, due to the fact that the Company emerged from the development stage in 1996 and did not have an extensive history of profitability, management believed that the available objective evidence created sufficient uncertainty regarding the realizability of deferred tax assets such that a full valuation allowance was required.

                               MMC NETWORKS, INC.

     The effective tax rate for the year ended December 31, 1998 and 1997 reconciles to the statutory tax rates as follows:

                                                              DECEMBER 31,
                                                              ------------
                                                              1998    1997
                                                              ----    ----
Federal statutory rate......................................   35%     34%
State taxes, net of federal benefit.........................    2%      6%
Foreign income taxes........................................    2%     --
Permanent differences.......................................    2%      2%
Utilization of research and development credit
  carryforwards.............................................   (3%)    --
Utilization of net operating loss carryforwards.............   --     (32%)
Release of valuation allowance..............................   (9%)    --
Other, net..................................................    2%     --
                                                               --     ---
Effective tax rate..........................................   31%     10%
                                                               ==     ===

NOTE 6 -- CAPITAL STOCK

     Common Stock. The Company is authorized to issue 100,000,000 shares of Common Stock each with a par value of $0.001 per share and 10,000,000 shares of undesignated Preferred Stock each with a par value of $0.001 per share. Holders of Common Stock are entitled to one vote per share on all matters voted on by the Company's stockholders. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

     In October 1997, the Company completed its initial public offering (the "IPO") of 4,025,000 shares of Common Stock at a price of $11.00 per share. The Company received proceeds of approximately $40.1 million of cash, net of issue costs. In conjunction with the IPO, all outstanding shares of Convertible Preferred Stock consisting of 9,255,000 shares of Series A Convertible Preferred Stock and 4,086,780 shares of Series B Convertible Preferred Stock were converted into shares of Common Stock on a one-for-one basis.

     Stock Option Repricing. On September 18, 1998, the Board of Directors offered to the employees holding outstanding options to purchase Common Stock of the Company with grant dates subsequent to October 28, 1997 the opportunity to reprice such options to an exercise price equal to $16.38, the closing sales price of the Company's Common Stock on the effective date of September 25, 1998. No other terms or conditions of the original option agreements were changed except that the repriced option is not exercisable for a period of six months from the effective date of the repricing, except in the event of a change of control of the Company or termination of the optionee's employment with the Company due to involuntary termination, disability, or death. A total of 424,000 options with original exercise prices ranging from $16.75 to $32.13 were repriced. Members of the Board of Directors and the Company's officers were excluded from the repricing.

     1997 Stock Plan. In August 1997, the Company's Board of Directors adopted, and the stockholders subsequently approved, the 1997 Stock Plan (the "1997 Plan"). The 1997 Plan is intended to serve as the successor equity incentive program to the Company's 1993 Plan (the "Predecessor Plan"). Outstanding options under the Predecessor Plan were incorporated into the 1997 Plan upon the effectiveness of the Company's IPO. No further option grants were made under the Predecessor Plan. The incorporated options will continue to be governed by their existing terms which are essentially the same as options granted under the 1997 Plan described below. The following shares have been reserved for issuance under the 1997 Plan: (a) 1,500,000 shares of Common Stock plus any shares which were reserved but unissued under the Predecessor Plan; (b) any shares returned to the Predecessor Plan as a result of termination of options under such plan; and (c) shares added to the 1997 Plan pursuant to automatic annual increases on the date of each annual meeting of the stockholders beginning with the 1999 annual meeting equal to the lesser of (i) 1,000,000 shares, (ii) 5% of all then outstanding shares of Common Stock of the Company, or (iii) a

                               MMC NETWORKS, INC.

lesser amount determined by the Board. Unless terminated sooner, the 1997 Plan will terminate automatically in August 2007.

     The 1997 Plan provides for the grant of incentive stock options ("ISOs") to employees, officers and employee directors and nonstatutory stock options ("NSOs") and stock purchase rights ("SPRs") to employees, directors and consultants. ISOs granted to participants owning stock possessing more than 10% of the voting power of all classes of stock must have an exercise price at least equal to 110% of the fair market value on the date of grant and are for periods not to exceed five years. All other options granted under the plan must have an exercise price at least equal to the fair market value on the date of grant and are for periods not to exceed ten years. Options granted under the 1997 Plan generally vest at a rate of 25% on the first anniversary of the date of grant and as to 1/48 of the underlying shares per month thereafter.

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

     1997 Director Option Plan. In August 1997, the Company's Board of Directors adopted, and the stockholders subsequently approved, the 1997 Director Option Plan (the "Director Plan"). The Director Plan provides for the grant of nonstatutory stock options to non-employee directors. Options granted under the Director Plan are for periods not to exceed ten years and are granted at exercise prices not less than the fair market value on the date of grant. The Director Plan provides that each non-employee director will automatically be granted a nonstatutory option to purchase 40,000 shares of Common Stock (the "First Option") on the date which such person first becomes a non-employee director, unless immediately prior to becoming a non-employee director, such person was an employee director of the Company. In addition to the First Option, each non-employee director will automatically be granted an option to purchase 10,000 shares (a "Subsequent Option") on the date two days after the announcement of the Company's fiscal year-end earnings of each year, if on such date he or she will have served on the Board of Directors for at least the preceding six months.

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

                               MMC NETWORKS, INC.

     As of December 31, 1998, a total of 18,375,000 shares have been reserved for issuance under the plans. A summary of activity under such plans is as follows:

                                                                                 WEIGHTED
                                                      SHARES                     AVERAGE
                                                    AVAILABLE       OPTIONS      EXERCISE
                                                    FOR GRANT     OUTSTANDING     PRICE
                                                    ----------    -----------    --------
Balance at December 31, 1995......................   1,676,811     1,479,939      $ 0.03
Authorized........................................   3,300,000            --          --
Granted...........................................  (3,265,500)    3,265,500        0.79
Exercised.........................................          --      (741,534)       0.17
Canceled..........................................     810,000      (810,000)       0.29
                                                    ----------     ---------
Balance at December 31, 1996......................   2,521,311     3,193,905        0.71
Authorized........................................   7,650,000            --          --
Granted...........................................  (3,213,500)    3,213,500        3.53
Exercised.........................................          --      (743,830)       0.36
Canceled..........................................     431,688      (431,688)       0.97
                                                    ----------     ---------
Balance at December 31, 1997......................   7,389,499     5,231,887        2.47
Granted...........................................  (1,638,000)    1,638,000       17.15
Exercised.........................................          --      (859,445)       1.47
Canceled..........................................     782,783      (782,783)      15.95
                                                    ----------     ---------
Balance at December 31, 1998......................   6,534,282     5,227,659      $ 5.22
                                                    ==========     =========

     The weighted-average estimated grant-date fair values of options granted under the plans during the years ended December 31, 1998, 1997 and 1996, determined using either the minimum value model or the Black-Scholes model as prescribed by SFAS 123, were $11.10, $1.16, and $0.20, respectively. The Company calculated the fair value of its stock options using the minimum value model for options granted prior to the filing of the Company's initial registration statement on August 19, 1997 and the Black-Scholes model for options granted after August 19, 1997 using the following weighted average assumptions:

                                                        FROM           FROM
                                    FOR THE YEAR     AUGUST 20,     JANUARY 1,     FOR THE YEAR
                                       ENDED          1997 TO         1997 TO         ENDED
                                    DECEMBER 31,    DECEMBER 31,    AUGUST 19,     DECEMBER 31,
                                        1998            1997           1997            1996
                                    ------------    ------------    -----------    ------------
STOCK OPTION PLANS:
Expected dividend yield...........      0   %           0   %          0   %           0   %
Expected stock price volatility...     80   %          70   %          0   %           0   %
Risk free interest rate...........      4.85%           6.03%          6.33%           6.14%
Expected life of the options
  (years).........................      4.53            4.00           4.00            4.00

                               MMC NETWORKS, INC.

     The following table summarizes information concerning outstanding and exercisable options as of December 31, 1998 (Remaining Contractual Life is expressed in years):

                                OPTIONS OUTSTANDING
                  -----------------------------------------------       OPTIONS EXERCISABLE
                                   WEIGHTED-                        ----------------------------
                                    AVERAGE          WEIGHTED-                      WEIGHTED-
   RANGE OF         NUMBER         REMAINING          AVERAGE         NUMBER         AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   OUTSTANDING   EXERCISE PRICE
---------------   -----------   ----------------   --------------   -----------   --------------
$0.03 -  1.10..    1,114,020          6.99             $ 0.43          596,417        $ 0.34
2.00 -  2.67..     1,753,845          8.09               2.09          625,646          2.10
3.33 -  5.33..       897,064          8.39               4.29          315,686          4.28
6.67 - 10.25..       331,730          8.73               7.07          103,256          7.00
10.50 - 17.16..    1,123,000          9.42              14.91            9,750         15.76
19.56 - 25.63..        8,000          9.34              22.59               --            --
                   ---------                                         ---------
$0.03 - 25.63..    5,227,659          8.24             $ 5.22        1,650,755        $ 2.27
                   =========                                         =========

     1997 Employee Stock Purchase Plan. In August 1997, the Company's Board of Directors adopted, and the stockholders subsequently approved, the 1997 Employee Stock Purchase Plan (the "1997 Purchase Plan"). The 1997 Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. It contains 24-month offering periods, with four six-month purchase periods included in each offering period. The 1997 Purchase Plan permits employees to purchase Common Stock of the Company through payroll deductions of up to 10% of the participant's compensation. The price of stock purchased under the 1997 Purchase Plan is 85% of the lower of the fair market value of the Common Stock at the beginning of the offering period or at the end of the purchase period. A total of 300,000 shares of Common Stock has been reserved for issuance under the 1997 Purchase Plan. Shares reserved for issuance under the 1997 Purchase Plan are subject to automatic annual increases equal to the lesser of (i) 400,000 shares,
(ii) 0.8% of all then outstanding shares of Common Stock of the Company or (iii) a lesser amount determined by the Board.

     The weighted-average estimated fair value of shares granted under the 1997 Purchase Plan during 1998 and 1997 was $5.50 and $4.63 per share, respectively. The fair value of shares granted under the 1997 Purchase Plan was calculated using the Black-Scholes model as prescribed by SFAS No. 123 assuming the following weighted-average assumptions:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              1998     1997
                                                              -----    -----
STOCK PURCHASE PLAN:
Expected dividend yield.....................................   0%          0%
Expected stock price volatility.............................  77%         70%
Risk free interest rate.....................................   4.92%       5.58%
Expected life of the options (years)........................   1.16        1.3

     Had the Company recorded compensation based on the estimated grant-date fair value, using either the minimum value model or the Black-Scholes model as discussed above and as prescribed by SFAS 123, for options granted under the option plans and the 1997 Purchase Plan, the Company's net income and basic and

                               MMC NETWORKS, INC.

diluted income per share would have been reduced to the pro forma amounts below for the years ended December 31, 1998, 1997 and 1996:

                                                             1998      1997     1996
                                                            ------    ------    -----
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net income as reported....................................  $8,411    $1,196    $ 702
Pro forma net income......................................   5,741       619      662
Basic income per share as reported........................  $ 0.28    $ 0.08    $0.07
Pro forma basic income per share..........................    0.19      0.04     0.06
Diluted income per share as reported......................  $ 0.25    $ 0.04    $0.03
Pro forma diluted income per share........................    0.17      0.02     0.03

     Because the determination of the fair value of all options granted after the Company filed its initial registration statement includes a volatility factor and because it does not take into consideration pro forma compensation expense related to grants made prior to 1995, the pro forma effect on net income for the years ended December 31, 1998, 1997 and 1996 shown above is not representative of the pro forma effect on net income in future years.

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

NOTE 8 -- NOTES RECEIVABLE FROM STOCKHOLDERS

     In October and November 1995, the Company made full recourse loans with principal amounts totaling $125,000 to certain employees pursuant to the Company's 1993 Plan. The loans are non-interest bearing and are due in October and November 2000 or earlier in the event of the borrower's termination of employment with the Company. At December 31, 1998 the outstanding balance under these loans of $107,000 are secured by 586,090 shares of the Company's Common Stock.

     In March 1997, the Company accepted a full recourse promissory note with a principal amount of $100,000 from one of its officers. The note bears interest at 6.07% per annum, is secured by 500,590 shares of the Company's Common Stock and is due upon the earlier of October 31, 1999 or six months following termination of employment with the Company.

NOTE 9 -- RESEARCH AND DEVELOPMENT CONTRACTS

     During the years ended December 31, 1998, 1997 and 1996 the Company performed research and development which was funded under a number of contracts. The Company recognized $811,000, $716,000 and $863,000, respectively, as offsets against research and development expenses. These contracts, which vary in term and are with parties unrelated to the Company, provide for non-refundable funding (irrespective of the results) of research and development of certain technologies owned by the Company which will enhance the Company's products to meet specific customers' needs. For the year ended December 31, 1998, one customer represented 77% of the total funding received in 1998. Funding received under any of the research and development contracts was not individually significant for the years ended December 31, 1997 and 1996.

                               MMC NETWORKS, INC.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     Leases. The Company leases its facilities under noncancelable lease agreements which expire from April 2000 through November 2002. Rent expense under noncancelable operating leases was $687,000, $612,000 and $245,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

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

     In February 1996, the Company entered into a new master lease agreement with a leasing company for the acquisition of property and equipment. The agreement provided for up to $750,000 for equipment purchases made through June 30, 1997, all of which had been utilized as of December 31, 1996. Capital leases under this agreement terminate at various dates through 1999. In connection with the master lease agreement the Company issued a warrant to purchase 33,963 shares of Series B Convertible Preferred Stock at $1.77 per share. The estimated fair value of the warrant was not material on the date of issuance. The warrant expires in January 2003. Upon the completion of the Company's IPO, the warrant to purchase 33,963 shares of Series B Convertible Preferred Stock was automatically converted to a warrant to purchase an equal number of shares of Common Stock at the same exercise price. A total of 33,963 shares of Common Stock have been reserved for issuance upon exercise of the warrant. The warrant had not been exercised as of December 31, 1998.

     As of December 31, 1998 and 1997, property and equipment recorded under capital leases, consisting primarily of computer equipment and purchased software, totaled $1.4 million with related accumulated amortization of $1.3 million and $957,000, respectively.

     Future minimum lease payments under all non-cancelable operating and capital leases are as follows (in thousands):

                                                              OPERATING    CAPITAL
                                                               LEASES      LEASES
                                                              ---------    -------
For the Year Ended December 31,
  1999......................................................   $  763       $289
  2000......................................................      308         14
  2001......................................................       44         --
  2002......................................................       40         --
                                                               ------       ----
          Total minimum payments............................   $1,155        303
                                                               ======
Less amount representing interest...........................                  17
                                                                            ----
          Present value of lease obligations................                 286
Less current portion........................................                 272
                                                                            ----
          Lease obligations, net of current portion.........                $ 14
                                                                            ====

     Other. From time to time, third parties, including competitors of the Company, may assert patent, copyright and other intellectual property rights to technologies that are important to the Company. Management is not aware of any such matters that are currently pending.

3. EXHIBITS

     The exhibits listed under Item 14(c) hereof are filed with this report on Form 10-K.

(b) No reports were filed on Form 8-K during the three months ended December 31, 1998.

(c) Exhibits

     The following exhibits are filed with this Report:

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
   3.1    Amended and Restated Certificate of Incorporation filed on
          January 13, 1998.(2)
   3.2    Bylaws of the Registrant.(1)
   4.1    Form of Common Stock Certificate.(1)
  10.1    Form of Indemnification Agreement for directors and
          executive officers of the Registrant.(1)
 +10.2    1993 Stock Plan.(1)
 +10.3    1997 Employee Stock Purchase Plan.(1)
 +10.4    1997 Stock Plan.(1)
 +10.5    1997 Director Option Plan.(1)
  10.6    First Amended and Restated Shareholder Rights Agreement
          dated November 16, 1995, by and among the Registrant and the
          Shareholders named therein.(1)
  10.7    Sublease, dated June 14, 1996, by and between Olivetti
          Advanced Technology Center, Inc. and the Registrant, and the
          Lease Agreement, dated December 22, 1994, by and between
          Herman Christensen, Jr., Raymond Christensen and Olivetti
          Advanced Technology Center, Inc.(1)
--10.8    Development, License and Purchase Agreement, effective as of
          December 19, 1994 (the "Cisco Agreement"), by and between
          Cisco Systems, Inc. and the Registrant, as amended by the
          First Amendment to the Cisco Agreement, effective as of
          January 30, 1996, and Amendment Number 2 to the Cisco
          Agreement, dated July 7, 1997.(1)
  10.9    Supplier Escrow Agreement, dated as of April 21, 1997, by
          and between the Registrant, Hitachi Computer Products
          (America), Inc. and SourceFile.(1)
  10.10   Loan and Security Agreement dated April 21, 1997, by and
          between Silicon Valley Bank and the Registrant.(2)
  10.11   Lease dated October 23, 1997, by and between New Boston Mill
          Road Limited Partnership and the Registrant.(2)
  10.12   Non-Recourse Receivables Purchase Agreement dated February
          9, 1998, by and between Silicon Valley Financial Services, a division of Silicon Valley Bank, and the Registrant.(3)
  10.13   Loan Agreement dated May 7, 1998 by and between Silicon
          Valley Bank and the Registrant.(4)
  23.1    Consent of Independent Accountants.
  24.1    Power of Attorney (see Page 46).
  27.1    Financial Data Schedule.

---------------
 --  Confidential treatment granted with respect to certain portions.

 + Denotes a compensation plan in which an executive officer or director participates.

(1) Previously filed as exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-34005), filed with the Securities Exchange Commission on October 27, 1997.

(2) Previously filed as exhibits to the Registrant's Form 10-K405 (File No. 00-23023), filed with the Securities and Exchange Commission on March 23, 1998.

(3) Previously filed as exhibits to the Registrant's Form 10-Q (File No. 00-23023), filed with the Securities and Exchange Commission on May 1, 1998.

(4) Previously filed as exhibits to the Registrant's Form 10-Q (File No. 00-23023), filed with the Securities and Exchange Commission on August 5, 1998.

(d) Financial Data Schedules. See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 1999                     MMC NETWORKS, INC.

                                          By: /s/ AMOS WILNAI
                                            ------------------------------------
                                            Amos Wilnai
                                            Chairman of the Board of Directors
                                              and
                                            Interim Chief Executive Officer

     Each person whose signature appears below constitutes and appoints Amos Wilnai and Uday Bellary, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              SIGNATURE                                  TITLE                         DATE
              ---------                                  -----                         ----

           /s/ AMOS WILNAI                 Chairman of the Board and Interim      March 22, 1999
-------------------------------------           Chief Executive Officer
             Amos Wilnai                     (Principal Executive Officer)

          /s/ UDAY BELLARY                  Vice President, Finance, Chief        March 22, 1999
-------------------------------------       Financial Officer and Assistant
            Uday Bellary                  Secretary (Principal Financial and
                                                  Accounting Officer)

          /s/ JOHN G. ADLER                            Director                   March 22, 1999
-------------------------------------
            John G. Adler

         /s/ IRWIN FEDERMAN                            Director                   March 22, 1999
-------------------------------------
           Irwin Federman

       /s/ ANDREW S. RAPPAPORT                         Director                   March 22, 1999
-------------------------------------
         Andrew S. Rappaport

        /s/ GEOFFREY Y. YANG                           Director                   March 22, 1999
-------------------------------------
          Geoffrey Y. Yang

                                                                     SCHEDULE II

                               MMC NETWORKS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                                  ADDITIONS      DEDUCTION
                                                   BALANCE AT     CHARGED TO        FROM        BALANCE
                                                   BEGINNING     STATEMENT OF    ALLOWANCE/     AT END
                                                   OF PERIOD      OPERATIONS      RESERVE      OF PERIOD
                                                   ----------    ------------    ----------    ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 1996.....................     $ 45           $ 88           $ --         $133
                                                      ====           ====           ====         ====
Year ended December 31, 1997.....................     $133           $ 48           $ --         $181
                                                      ====           ====           ====         ====
Year ended December 31, 1998.....................     $181           $ --           $  9         $172
                                                      ====           ====           ====         ====

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
   3.1    Amended and Restated Certificate of Incorporation filed on
          January 13, 1998.(2)
   3.2    Bylaws of the Registrant.(1)
   4.1    Form of Common Stock Certificate.(1)
  10.1    Form of Indemnification Agreement for directors and
          executive officers of the Registrant.(1)
 +10.2    1993 Stock Plan.(1)
 +10.3    1997 Employee Stock Purchase Plan.(1)
 +10.4    1997 Stock Plan.(1)
 +10.5    1997 Director Option Plan.(1)
  10.6    First Amended and Restated Shareholder Rights Agreement
          dated November 16, 1995, by and among the Registrant and the
          Shareholders named therein.(1)
  10.7    Sublease, dated June 14, 1996, by and between Olivetti
          Advanced Technology Center, Inc. and the Registrant, and the
          Lease Agreement, dated December 22, 1994, by and between
          Herman Christensen, Jr., Raymond Christensen and Olivetti
          Advanced Technology Center, Inc.(1)
--10.8    Development, License and Purchase Agreement, effective as of
          December 19, 1994 (the "Cisco Agreement"), by and between
          Cisco Systems, Inc. and the Registrant, as amended by the
          First Amendment to the Cisco Agreement, effective as of
          January 30, 1996, and Amendment Number 2 to the Cisco
          Agreement, dated July 7, 1997.(1)
  10.9    Supplier Escrow Agreement, dated as of April 21, 1997, by
          and between the Registrant, Hitachi Computer Products
          (America), Inc. and SourceFile.(1)
  10.10   Loan and Security Agreement dated April 21, 1997, by and
          between Silicon Valley Bank and the Registrant.(2)
  10.11   Lease dated October 23, 1997, by and between New Boston Mill
          Road Limited Partnership and the Registrant.(2)
  10.12   Non-Recourse Receivables Purchase Agreement dated February
          9, 1998, by and between Silicon Valley Financial Services, a division of Silicon Valley Bank, and the Registrant.(3)
  10.13   Loan Agreement dated May 7, 1998 by and between Silicon
          Valley Bank and the Registrant.(4)
  23.1    Consent of Independent Accountants.
  24.1    Power of Attorney (see Page 46).
  27.1    Financial Data Schedule.

---------------
 --  Confidential treatment granted with respect to certain portions.

 + Denotes a compensation plan in which an executive officer or director participates.

(1) Previously filed as exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-34005), filed with the Securities Exchange Commission on October 27, 1997.

(2) Previously filed as exhibits to the Registrant's Form 10-K405 (File No. 00-23023), filed with the Securities and Exchange Commission on March 23, 1998.

(3) Previously filed as exhibits to the Registrant's Form 10-Q (File No. 00-23023), filed with the Securities and Exchange Commission on May 1, 1998.

(4) Previously filed as exhibits to the Registrant's Form 10-Q (File No. 00-23023), filed with the Securities and Exchange Commission on August 5, 1998.