Form 10-Q
period 1999-03-31
MMC NETWORKS INC
filed 1999-05-11
CIK 1044660

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31,1999

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

                                YES [X]   NO [ ]

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF APRIL 30, 1999 WAS 30,512,179.

================================================================================

                               MMC NETWORKS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets at March 31, 1999 and
                        December 31, 1998...................................................   3

                   Condensed Consolidated Statements of Operations for the three months
                        ended March 31, 1999 and 1998.......................................   4

                   Condensed Consolidated Statements of Cash Flows for the three
                        months ended March 31, 1999 and 1998................................   5

                   Notes to the Condensed Consolidated Financial Statements.................   6

          Item 2.  Management's Discussion and Analysis of Financial Condition  and Results
                        Operations of.......................................................   8


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings........................................................  16

          Item 2.  Changes in Securities....................................................  16

          Item 3.  Defaults Upon Senior Notes...............................................  16

          Item 4.  Submission of Matters to a Vote of Security Holders......................  16

          Item 5.  Other Information........................................................  16

          Item 6.  Exhibits and Reports on Form 8-K.........................................  16

SIGNATURES..................................................................................  17

                               MMC NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                                               MARCH 31,       DECEMBER 31,
                                                                                 1999            1998
                                                                             -------------    -----------
ASSETS
Current assets:
     Cash and cash equivalents...............................................    $43,810         $31,452
     Short-term investments..................................................     14,406          21,726
     Accounts receivable, net of allowance of $222 and $172..................      9,720          10,582
     Inventories.............................................................      1,143             630
     Prepaid expenses and other current assets...............................      3,050           3,372
                                                                                 -------         -------
        Total current assets.................................................     72,129          67,762
Property and equipment, net..................................................      5,179           5,487
Other assets.................................................................        156             135
                                                                                 -------         -------
 .............................................................................    $77,464         $73,384
                                                                                 =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable........................................................    $ 4,254         $ 4,400
     Accrued expenses........................................................      6,346           5,753
     Capital lease obligations...............................................        200             286
                                                                                 -------         -------
        Total current liabilities............................................     10,800          10,439
                                                                                 -------         -------

Stockholders' equity:
     Preferred Stock: $0.001 par value; 10,000 shares authorized; no shares
          issued or outstanding                                                        -               -
     Common Stock: $0.001 par value; 100,000 shares authorized; 30,425
          and 30,135 shares issued and outstanding...........................         26              26
     Additional paid-in capital..............................................     55,962          55,520
     Notes receivable from stockholders......................................       (107)           (107)
     Retained earnings.......................................................     10,783           7,506
                                                                                 -------         -------
        Total stockholders' equity...........................................     66,664          62,945
                                                                                 -------         -------
                                                                                 $77,464         $73,384
                                                                                 =======         =======


   THE ACOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                               MMC NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                  ------------------------------
                                                                         1999            1998
                                                                      ----------       ---------
Revenues...........................................................     $ 16,110         $ 9,623
Cost of revenues...................................................        4,801           2,936
                                                                      ----------       ---------
              Gross profit.........................................       11,309           6,687
                                                                      ----------       ---------
Operating expenses:
        Research and development, net..............................        4,454           3,144
        Selling, general and administrative........................        2,392           2,097
                                                                      ----------       ---------
              Total operating expenses.............................        6,846           5,241
                                                                      ----------       ---------
Operating income...................................................        4,463           1,446
                                                                      ----------       ---------
Other income (expense):
        Interest income............................................          665             529
        Interest expense...........................................          (11)            (19)
                                                                      ----------       ---------
              Total other income...................................          654             510
                                                                      ----------       ---------
Income before income taxes.........................................        5,117           1,956
Provision for income taxes.........................................        1,840             700
                                                                      ----------       ---------
Net income.........................................................      $ 3,277          $1,256
                                                                      ==========       =========
Basic income per share.............................................       $ 0.11          $ 0.04
                                                                      ==========       =========
Shares used to compute basic income per share......................       30,329          29,276
                                                                      ==========       =========
Diluted income per share...........................................       $ 0.10          $ 0.04
                                                                      ==========       =========
Shares used to compute diluted income per share....................       33,499          33,717
                                                                      ==========       =========


   THE ACOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                               MMC NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------
                                                                               1999            1998
                                                                             ----------     ---------
Cash flows from operating activities:
    Net income.............................................................     $ 3,277       $ 1,256
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization.....................................         688           462
         Changes in assets and liabilities:
            Accounts receivable............................................         862          (587)
            Inventories....................................................        (513)          (50)
            Prepaid expenses and other assets..............................         301           (19)
            Accounts payable...............................................        (146)         (175)
            Accrued expenses...............................................         593           766
                                                                             ----------     ---------
              Net cash provided by operating activities....................       5,062         1,653
                                                                             ----------     ---------
Cash flows from investing activities:
    Sale (purchase) of short-term investments..............................       7,320       (34,319)
    Acquisition of property and equipment..................................        (380)         (945)
                                                                             ----------     ---------
              Net cash provided by (used in) investing activities..........       6,940       (35,264)
                                                                             ----------     ---------
Cash flows from financing activities:
    Proceeds from exercise of stock options and other......................         442            32
    Proceeds from the repayment of notes receivable from stockholders......           -             9
    Principal payments on capital lease obligations........................         (86)          (89)
                                                                             ----------     ---------
              Net cash provided by (used in) financing activities..........         356           (48)
                                                                             ----------     ---------
Net increase (decrease) in cash and cash equivalents.......................      12,358       (33,659)
Cash and cash equivalents at beginning of period...........................      31,452        45,401
                                                                             ----------     ---------
Cash and cash equivalents at end of period.................................     $43,810      $ 11,742
                                                                             ==========     =========
SUPPLEMENTAL DISCLOSURE:
    Cash paid for interest.................................................     $    11      $     19
    Cash paid for income taxes.............................................     $ 1,287      $    233


   THE ACOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                               MMC NETWORKS, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited consolidated financial information reflects all adjustments, including only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for MMC Networks, Inc. ("the Company") for the periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998. Results for the interim periods are not necessarily indicative of results for the entire year.

NOTE 2 - EARNINGS PER SHARE
The following table reconciles the numerator and denominator of the basic and diluted EPS computations for the three months ended March 31, 1999 and 1998:

                                                     1999                                     1998
                                      -----------------------------------       ----------------------------------
                                                                Per Share                                Per Share
                                        Income        Shares     Amount           Income       Shares     Amount
                                      ---------     ---------   ---------       ---------    --------    ---------
                                                          (in thousands, except per share data)
Basic income per share:
Net income available to
     common stockholders............    $ 3,277        30,329      $ 0.11         $ 1,256      29,276       $ 0.04
                                                                   ======                                   ======

Effect of dilutive securities:
Warrants............................          -             5                           -          30
Stock options.......................          -         3,165                           -       4,411
                                        -------        ------                     -------      ------

Diluted income per share:
Net income available to
     common stockholders............    $ 3,277        33,499      $ 0.10         $ 1,256      33,717       $ 0.04
                                        =======        ======      ======         =======      ======       ======


At March 31, 1999 and 1998, options to purchase a total of 951,500 and 51,000 shares of Common Stock with average exercise prices of $16.55 and $18.69, respectively, are considered anti-dilutive because the options' exercise prices were greater than the average fair market value of the Company's Common Stock for the three months then ended and, as such, are excluded from the calculation of diluted net income per share.

NOTE 3 - COMPOSITION OF INVENTORIES

                                                                         MARCH 31,
                                                               --------------------------
                                                                   1999          1998
                                                               ------------   -----------
                                                                      (IN THOUSANDS)
Inventories:
       Work in process.......................................     $   480        $    -
       Finished goods........................................         663           630
                                                                  -------        ------
                                                                  $ 1,143        $  630
                                                                  =======        ======

                               MMC NETWORKS, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - EQUITY
On January 15, 1999 a warrant to purchase 33,963 shares of Common Stock at an exercise price of $1.77 was exercised. As consideration for the exercise, 3,277 shares of the Company's Common Stock otherwise issuable upon exercise of such warrant with a value of $60,000 were surrendered resulting in no net proceeds to the Company.

NOTE 5 - FINANCING AGREEMENTS
During the first half of 1998, the Company established two credit facilities with a bank, a loan agreement and a non-recourse receivables purchase agreement. The loan agreement allows the Company to borrow up to $8.0 million. Borrowings bear interest at the bank's prime rate. The agreement requires that the Company comply with certain financial covenants. In the event of default, all outstanding borrowings will accrue interest at a rate of five percentage points above the rate effective immediately prior to any such default. The loan agreement expired in May 1999 and was renewed for one year on the same terms. The non-recourse receivables purchase agreement expired in February 1999, and the Company did not renew the agreement. To date, the Company has not utilized either credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the interim condensed consolidated financial statements and the notes thereto included in
Part I, Item 1 of this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

BACKGROUND
MMC Networks, Inc. (the "Company" or "MMC Networks") is a leading developer and supplier of Network Processors, which are high-performance, open-architecture, software-programmable processors optimized for network applications. The Company's Network Processors form the core silicon "engines" of LAN and WAN switches and routers and are designed to allow network equipment vendors to rapidly develop high-performance, feature-rich, cost-effective products supporting a broad range of networking functions.

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

                                                             THREE MONTHS ENDED MARCH 31,
                                                            -----------------------------
                                                                   1999         1998
                                                               ----------    --------
              STATEMENT OF OPERATIONS DATA:
              Revenues.....................................         100.0%      100.0%
              Cost of revenues.............................          29.8%       30.5%
                                                               ----------    --------
                     Gross profit..........................          70.2%       69.5%
                                                               ----------    --------
              Operating expenses:
                 Research and development, net.............          27.6%       32.7%
                 Selling, general and administrative.......          14.9%       21.8%
                                                               ----------    --------
                     Total operating expenses..............          42.5%       54.5%
                                                               ----------    --------

              Operating income.............................          27.7%       15.0%
              Interest income, net.........................           4.0%        5.3%
                                                               ----------    --------
              Income before income taxes...................          31.7%       20.3%
              Provision for income taxes...................          11.4%        7.2%
                                                               ==========    ========
              Net income...................................          20.3%       13.1%
                                                               ==========    ========

Revenues
Revenues increased by 18.2% to $16.1 million in the first quarter of 1999 from $13.6 million in the fourth quarter of 1998 and increased by 67.4% from $9.6 million in the first quarter of 1998. Despite a marginal decline in average sales prices of the Company's products, increased unit shipments from the fourth quarter of 1998 to the first quarter of 1999 resulted in increased sales across all product lines. The increase of the first quarter of 1999 over the first quarter of 1998 is due to the increase in sales resulting from the shift into volume production of the AF5500 product outpacing the decline in the sales of the PS1000 product. The decline in sales of the PS1000 product was due to poor sales of the products of the Company's customers incorporating the PS1000 and to the economic weakness in Japan and Asia which affected the Company's customers in those areas.

Cost of Revenues; Gross Profit
Cost of revenues increased to $4.8 million in the first quarter of 1999 as compared to $3.9 million in the fourth quarter of 1998 and $2.9 million in the first quarter of 1998. The increase in cost of revenues compared to prior periods reflects the increase in unit shipments from period to period associated with the overall increase in sales of the Company's network processors to new and existing customers. Gross profit as a percentage of total revenues stayed relatively constant at 70.2% for the first quarter of 1999, 71.4% for the fourth quarter of 1998 and 69.5% for the first quarter of 1998.

Research and Development Expenses, net
Research and development expenses, net, increased by 41.7% to $4.5 million in the first quarter of 1999 as compared to $3.1 million in the first quarter of 1998. The increase in research and development expenses, net from period to period is due to increased new product development activity including the establishment of a wholly owned subsidiary in Israel during the second quarter of 1998. MMC Networks Israel Ltd. ("MMCIL") functions as a design center aimed at increasing the number of new products under development. On occasion, the Company has received partial or complete reimbursement for expenses incurred under certain contracts with its customers. These reimbursements are recorded as an offset against research and development expenses.

Research and development expenses as a percentage of total revenues were 27.6% in the first quarter of 1999 as compared to 32.7% in the first quarter of 1998. This percentage decrease resulted from revenues growing faster than research and development expenses, net. Research and development expenses are expected to continue to increase in absolute dollars during the remainder of 1999.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by 14.1% to $2.4 million in the first quarter of 1999 as compared to $2.1 million in the first quarter of 1998. The increase in absolute dollars of selling, general and administrative expenses from period to period consisted of increased sales commissions resulting from higher revenues, increased selling and marketing costs associated with new products and increased costs associated with additional personnel. Selling, general and administrative expenses decreased as a percentage of revenues to 14.9% in the first quarter of 1999 from 21.8% in the first quarter of 1998 as revenue growth surpassed the increase in selling, general and administrative expenses. The Company expects selling, general and administrative expenses to increase in absolute dollars over the remainder of 1999.

Interest Income, net
Interest income, net reflects interest earned on average cash, cash equivalents and short-term investment balances, which is partially offset by interest expense on borrowings against lease lines to finance the acquisition of capital equipment. Interest income, net increased to $0.7 million for the three months ended March 31, 1999 from $0.5 million for the three months ended March 31, 1998. This increase is primarily due to increased cash and investment balances from period to period resulting from cash flow from operations.

Provision for Income Taxes
The provision for income taxes increased to $1.8 million in the first quarter of 1999 from $0.7 million in the first quarter of 1998 due to the increase in pre-tax income from period to period. The effective tax rates for the two periods were 36.0% and 35.8%, respectively. Management expects the effective tax rate for the remainder of 1999 to remain at approximately 36.0%.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 1999, the Company's cash, cash equivalents and short-term investments totaled $58.2 million, and the Company's working capital was $61.3 million. Cash and cash equivalents totaled $43.8 million at March 31, 1999, up from $31.5 million at December 31, 1998. The net increase in cash and cash equivalents during the period was primarily attributable to the cash provided by operating and investing activities. Net cash totaling $5.1 million was provided by operating activities during the three months ended March 31, 1999. This positive cash flow was primarily due to net operating income adjusted for depreciation and amortization of $4.0 million. Cash provided by investing activities of $6.9 million for the three months ended March 31, 1999 consisted of the sale of short-term investments of $7.3 million offset by the acquisition of property and equipment of $0.4 million.

During the first half of 1998, the Company established two credit facilities with a bank, a loan agreement and a non-recourse receivables purchase agreement. The loan agreement allows the Company to borrow up to $8.0 million. Borrowings bear interest at the bank's prime rate. The agreement requires that the Company comply with certain financial covenants. In the event of default, all outstanding borrowings will accrue interest at a rate of five percentage points above the rate effective immediately prior to any such default. The loan agreement expired in May 1999 and was renewed for one year on the same terms. The non-recourse receivables purchase agreement expired in February 1999, and the Company did not renew the agreement. To date, the Company has not utilized either credit facility.

The Company believes that its existing cash balances together with the borrowing capacity under its loan agreement and cash flow from future operations will be sufficient to meet the Company's capital requirements through the next twelve months, although the Company could be required, or could elect, to seek to raise additional capital before such time. This is a forward-looking statement and the actual period of time for which the Company's resources will be sufficient will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending to support product development efforts and the expansion of sales and marketing efforts, the timing and size of business or technology acquisitions, the timing of introductions of new products and enhancements to existing products and market acceptance of the Company's products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

IMPACT OF YEAR 2000 ISSUE
The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company has completed testing its products, including semiconductors, software, and reference design systems, and believes them to be Year 2000 compliant. However, the Company can not be sure that errors will not be discovered in the future.

The Company is pursuing a plan to identify and address other Year 2000 issues (the "Plan"). One component of the Plan is designed to identify and assess the risks associated with the Company's information technology ("IT") systems and non-IT systems. This component of the Plan is composed of three phases: (1) identification and assessment of risks, (2) implementation and (3) testing. Based on documentation supplied by the Company's computer hardware and software vendors, phase 1 and 2 have been completed with respect to the Company's critical IT systems and phase 3 is expected to be completed by June 1999. With respect to non-critical IT systems, phase 1 and 2 have been completed and phase 3 is expected to be completed by June of 1999. For non-IT systems such as facilities and laboratory test equipment, phase 1 and 2 have been completed and phase 3 is expected to be completed by June of 1999. The Company does not intend to create a contingency plan but will reassess the need for a contingency plan as each major phase of the Plan is completed.

Another component of the Plan is to identify and assess the risks associated with the Year 2000 readiness of the Company's suppliers, including critical service suppliers such as banks. The Company believes that these risks are the greater risks associated with preparing for the Year 2000 given the Company's reliance upon its suppliers' ability to adequately resolve potential Year 2000 issues on a timely basis. This component of the Plan is composed of three phases: (1) identification and assessment of risks, (2) survey of significant or critical suppliers regarding their Year 2000 preparedness and (3) contingency planning. The Company has completed phase 1, and phases 2 and 3 are expected to be completed by June of 1999. As part of the contingency planning, the Company may be required to find alternative suppliers to replace suppliers identified as having Year 2000 compliance issues or suppliers whose published reports and or response to the Company's survey are not timely, accurate or complete. There can be no assurance that the Company will be able to adequately address Year 2000 compliance of its vendors, to find suitable alternate suppliers and contract with them on terms reasonable to the Company, or at all, and that such inability will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

FACTORS AFFECTING FUTURE RESULTS
Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The Company operates in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond the Company's control. In addition to the uncertainties describes elsewhere in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 under the section entitled "Factors Affecting Future Results", these include:

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

Customer Concentration
Significant customers are those customers accounting for more than 10% of the Company's total revenues. Significant customers for the three months ended March 31, 1999 were Cisco Systems, Inc. ("Cisco") and International Business Machines Corporation ("IBM") accounting for 53% and 19% of total revenues, respectively. Significant customers for the three months ended March 31, 1998 were Cisco, Mitsui Comtek Corp., a non-stocking sales representative for Japan ("Mitsui"), Cabletron and the U.S. Computer Division of Hitachi ("Hitachi") accounting for 30%, 27%, 11% and 10% of total revenues, respectively. Cabletron has not been a significant customer since the first quarter of 1998.

The Company's customer base is highly concentrated. A relatively small number of customers has accounted for a significant portion of the Company's revenues to date, and the Company expects that this trend will continue for the foreseeable future. Each of the Company's network equipment vendor customers, including Cisco, IBM, Mitsui, Hitachi and Lucent Technologies (which was the Company's third largest customer in the first quarter of 1999) can cease incorporating the Company's products with limited notice to the Company and with little or no penalty. The Company has no minimum purchase agreements with its customers.

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

Dependence on Independent Manufacturers
Currently, the Company outsources all manufacturing, assembly and testing of its network processors. The Company purchases both fully assembled and tested products on a turnkey basis and wafers which it then consigns to subcontract assembly and test providers. For products purchased in wafer form, the Company assumes the risk of yield loss in subsequent manufacturing steps. The Company has not entered into any volume purchase agreements with its suppliers for the purchase of the wafers. Only one of the Company's products is currently manufactured by more than one supplier. The Company depends on its suppliers to deliver sufficient quantities of finished product to the Company in a timely manner. Since the Company places its orders on a purchase order basis and does not have a long-term volume purchase agreement with any of its existing suppliers, these suppliers may allocate, and in the past have allocated, capacity to the production of other products while reducing deliveries to the Company on short notice. Currently the Company must place orders approximately eight to 10 weeks in advance of expected delivery. In the future, this required lead time may increase, making it more difficult for the Company to meet customer demand. Any sudden increase in customer demand not anticipated by the Company in advance could result in the inability to deliver product on a timely basis and, as such, may reduce the Company's product revenues or increase the Company's cost of revenues and could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company places orders based on forecast demand to ensure enough lead time to be able to meet anticipated customer orders. Any sudden decrease in the anticipated customer demand could have a material adverse effect on the Company's business, financial condition and results of operations. If capacity becomes less available in the future, the Company may be required to place orders earlier than eight to 10 weeks in advance of expected delivery. As the Company increases the volume of its wafer purchases in place of turnkey purchases, the Company will need to continue to invest in the capital and engineering resources necessary for production under this manufacturing flow.

Competition
The data networking and semiconductor industries are intensely competitive and are characterized by constant technological change, rapid rates of product obsolescence and price erosion. The Company's products compete with semiconductor solutions from companies such as Texas Instruments, Lucent Technologies, PMC-Sierra, Intel Corporation and Broadcom. In addition, the Company expects significant competition in the future from other major semiconductor suppliers. For example, Intel Corporation and Texas Instruments have recently entered or indicated an intent to enter the network processor market. The Company also may face competition from suppliers of products based on new or emerging technologies. In addition, many of the Company's existing and potential customers internally develop ASICs, general purpose processors, network processors and other devices which attempt to perform all or a portion of the functions performed by the Company's products. Many of the Company's current and prospective competitors offer broader product lines and have significantly greater financial, technical, manufacturing and marketing resources than the Company. Failure of the Company to compete successfully could have a material adverse effect on its operating results.

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

Risks Associated with Expansion of International Business Activities Substantially all of the Company's sales to date have been to customers located in the United States, including sales to U.S.-based affiliates of non-U.S. network equipment vendors. If the Company's international sales increase, the Company will be subject to additional risks inherent in international operations. All of the Company's international sales to date are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. In addition, the Company procures the majority of its manufacturing, assembly and test services from suppliers located outside the United States. International business activities may be limited or disrupted by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. Demand for the Company's products could also be adversely affected by seasonality of international sales and economic conditions in the Company's primary overseas markets. These international factors could have a material adverse effect on future sales of the Company's products to international customers and, consequently, on the Company's business, financial condition and results of operations. As a percentage of total revenues, sales to Mitsui have declined to less than 10% for the three months ended March 31, 1999 as compared to 27% for the three months ended March 31, 1998. Sales to Mitsui may remain at this lower level or decline further due to the economic downturn in Japan and Asia in general, and could have an adverse effect on the Company's revenues in the future.

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

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Not Applicable.

ITEM 2.  CHANGES IN SECURITIES
The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-34005), was October 29, 1997 (the "Registration Statement"). The class of securities registered was Common Stock. The offering commenced on October 29, 1997 and all securities were sold in the offering. The managing underwriters for the offering were Morgan Stanley Dean Witter Discover & Co., Deutsche Morgan Grenfell and Wessels, Arnold & Henderson.

A total of 4,025,000 shares were registered pursuant to the Registration Statement, all of which the Company sold for its own account, for an aggregate offering price of $44.3 million.

The Company incurred expenses of approximately $4.2 million for the offering, of which $3.1 million represented underwriting discounts and commissions and $1.1 million represented other expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company after total expenses were approximately $40.1 million.

As of March 31, 1999, the Company had used the net proceeds from the offering as follows: $0.1 million for plants, buildings and facilities, $4.3 million for the purchase and installation of machinery, equipment and purchased software, $0.4 million for the repayment of indebtedness and lease obligations, $20.9 million for working capital, and $14.4 million for temporary investments. The remaining net proceeds remain in cash and cash equivalents. None of the proceeds were used for direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning ten (10) percent or more of any class of equity securities of the Company; or to affiliates of the Company. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.

ITEM 5.  OTHER INFORMATION
Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

           Exhibit No.              Description of Exhibit
           -----------              ----------------------
           10.1                     Loan Modification Agreement dated May 4, 1999, by and
                                    between Silicon Valley Bank and the Registrant.

           27.1                     Financial Data Schedule as of March 31, 1999 and for the
                                    3 months then ended.


(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  Dated: May 10, 1999                   MMC NETWORKS, INC.


                                        By: /s/ Douglas C. Spreng
                                           -------------------------------------
                                            Douglas C. Spreng
                                            President, Chief Executive Officer
                                            and Director (Principal Executive
                                            Officer)


                                        By: /s/ Uday Bellary
                                           -------------------------------------
                                            Uday Bellary
                                            Vice President, Finance,
                                            Chief Financial Officer and
                                            Assistant Secretary (Principal
                                            Financial and Accounting Officer)

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
10.1                         Loan Modification Agreement dated May 4, 1999, by and between
                             Silicon Valley Bank and the Registrant.

27.1                         Financial Data Schedule as of March 31, 1999 and for the 3 months then ended.