Form 10-Q
period 1999-06-30
MMC NETWORKS INC
filed 1999-08-13
CIK 1044660

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                 YES [X] NO [ ]

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF JULY 31, 1999 WAS 31,119,511.


================================================================================

                               MMC NETWORKS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets at June 30, 1999 and December 31, 1998 ....      3

                 Condensed Consolidated Statements of Operations for the three and six months
                    ended June 30, 1999 and 1998 .................................................      4

                 Condensed Consolidated Statements of Cash Flows for the six months
                    months ended June 30, 1999 and 1998 ..........................................      5

                 Notes to the Condensed Consolidated Financial Statements ........................      6

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                    Operations ...................................................................      8



PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ..............................................................     19

         Item 2.  Changes in Securities ..........................................................     19

         Item 3.  Defaults Upon Senior Notes .....................................................     19

         Item 4.  Submission of Matters to a Vote of Security Holders ............................     19

         Item 5.  Other Information ..............................................................     20

         Item 6.  Exhibits and Reports on Form 8-K ...............................................     20

SIGNATURES .......................................................................................     21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                               MMC NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                           JUNE 30,     DECEMBER 31,
                                                                             1999          1998
                                                                           --------     ------------
ASSETS
Current assets:
     Cash and cash equivalents .......................................     $ 43,578      $ 31,452
     Short-term investments ..........................................       18,530        21,726
     Accounts receivable, net of allowance of $272 and $172 ..........       10,573        10,582
     Inventories .....................................................        1,486           630
     Prepaid expenses and other current assets .......................        3,064         3,372
                                                                           --------      --------
        Total current assets .........................................       77,231        67,762
Property and equipment, net ..........................................        5,853         5,487
Other assets .........................................................          234           135
                                                                           --------      --------
                                                                           $ 83,318      $ 73,384
                                                                           ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ................................................     $  5,494      $  4,400
     Accrued expenses ................................................        5,194         5,753
     Capital lease obligations .......................................          130           286
                                                                           --------      --------
        Total current liabilities ....................................       10,818        10,439
                                                                           --------      --------

Stockholders' equity:
     Preferred Stock: $0.001 par value; 10,000 shares authorized; no
          shares issued or outstanding ...............................           --            --
     Common Stock: $0.001 par value; 100,000 shares authorized; 30,925
          and 30,135 shares issued and outstanding ...................           27            26
     Additional paid-in capital ......................................       57,694        55,520
     Notes receivable from stockholders ..............................         (107)         (107)
     Retained earnings ...............................................       14,886         7,506
                                                                           --------      --------
        Total stockholders' equity ...................................       72,500        62,945
                                                                           --------      --------
                                                                           $ 83,318      $ 73,384
                                                                           ========      ========



                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
             OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               MMC NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                            ----------------------      ----------------------
                                                              1999          1998          1999          1998
                                                            --------      --------      --------      --------
Revenues ..............................................     $ 19,323      $ 12,017      $ 35,433      $ 21,640
Cost of revenues ......................................        5,667         3,490        10,468         6,426
                                                            --------      --------      --------      --------
          Gross profit ................................       13,656         8,527        24,965        15,214
                                                            --------      --------      --------      --------

Operating expenses:
     Research and development, net ....................        5,256         3,654         9,710         6,798
     Selling, general and administrative ..............        2,683         2,255         5,075         4,352
     Litigation settlement ............................          --          1,250           --          1,250
                                                            --------      --------      --------      --------
          Total operating expenses ....................        7,939         7,159        14,785        12,400
                                                            --------      --------      --------      --------
Operating income ......................................        5,717         1,368        10,180         2,814
                                                            --------      --------      --------      --------

Other income (expense):
     Interest income ..................................          701           495         1,366         1,024
     Interest expense .................................          (10)          (16)          (21)          (35)
                                                            --------      --------      --------      --------
          Total other income ..........................          691           479         1,345           989
                                                            --------      --------      --------      --------

Income before income taxes ............................        6,408         1,847        11,525         3,803
Provision for income taxes ............................        2,305           555         4,145         1,255
                                                            --------      --------      --------      --------
Net income ............................................     $  4,103      $  1,292      $  7,380      $  2,548
                                                            ========      ========      ========      ========

Basic income per share ................................     $   0.13      $   0.04      $   0.24      $   0.09
                                                            ========      ========      ========      ========
Shares used to compute basic income per share .........       30,716        29,553        30,523        29,414
                                                            ========      ========      ========      ========

Diluted income per share ..............................     $   0.12      $   0.04      $   0.22      $   0.08
                                                            ========      ========      ========      ========
Shares used to compute diluted income per share .......       34,587        33,794        34,043        33,756
                                                            ========      ========      ========      ========



                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
             OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               MMC NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                  ------------------------
                                                                                    1999            1998
                                                                                  --------        --------
Cash flows from operating activities:
    Net income ............................................................       $  7,380        $  2,548
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization ......................................          1,448             970
       Changes in assets and liabilities:
          Accounts receivable .............................................              9          (2,010)
          Inventories .....................................................           (856)           (134)
          Prepaid expenses and other assets ...............................            209            (483)
          Accounts payable ................................................          1,094            (178)
          Accrued expenses ................................................           (559)          1,501
                                                                                  --------        --------

            Net cash provided by operating activities .....................          8,725           2,214
                                                                                  --------        --------

Cash flows from investing activities:
    Sale (purchase) of short-term investments .............................          3,196         (28,166)
    Acquisition of property and equipment .................................         (1,814)         (1,413)
                                                                                  --------        --------

            Net cash provided by (used in) investing activities ...........          1,382         (29,579)
                                                                                  --------        --------

Cash flows from financing activities:
    Proceeds from exercise of stock options and other .....................          2,175             794
    Proceeds from the repayment of notes receivable from stockholders .....             --              65
    Principal payments on capital lease obligations .......................           (156)           (197)
                                                                                  --------        --------

            Net cash provided by financing activities .....................          2,019             662
                                                                                  --------        --------

Net increase (decrease) in cash and cash equivalents ......................         12,126         (26,703)
Cash and cash equivalents at beginning of period ..........................         31,452          45,401
                                                                                  --------        --------

Cash and cash equivalents at end of period ................................       $ 43,578        $ 18,698
                                                                                  ========        ========

SUPPLEMENTAL DISCLOSURE:
    Cash paid for interest ................................................       $     21        $     35
    Cash paid for income taxes ............................................       $  3,377        $  1,333


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
             OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               MMC NETWORKS, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements of MMC Networks, Inc. ("MMC") are unaudited. In the opinion of management, these statements and notes have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for MMC for the periods presented. Results for the interim periods presented are not necessarily indicative of results for the entire year. The words "we", "us" and "our" used in this report refer to MMC Networks, Inc.

The accompanying condensed consolidated financial statements and notes do not include certain information and footnote disclosures normally required under generally accepted accounting principles. Therefore, these condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

NOTE 2 - EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the periods presented are as follows:

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                  ----------------------      ----------------------
                                                  JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                                    1999          1998          1999          1998
                                                  --------      --------      --------      --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income available to
     common stockholders ..................       $ 4,103       $ 1,292       $ 7,380       $ 2,548
                                                  =======       =======       =======       =======

Shares used to compute basic income
     per share ............................        30,716        29,553        30,523        29,414

Effect of dilutive securities:
     Warrants .............................            --            31             2            31
     Stock options ........................         3,871         4,210         3,518         4,311
                                                  -------       -------       -------       -------

Shares used to compute diluted income
     per share ............................        34,587        33,794        34,043        33,756
                                                  =======       =======       =======       =======

Basic income per share ....................       $  0.13       $  0.04       $  0.24       $  0.09
                                                  =======       =======       =======       =======

Diluted income per share ..................       $  0.12       $  0.04       $  0.22       $  0.08
                                                  =======       =======       =======       =======

                               MMC NETWORKS, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - COMPOSITION OF INVENTORIES


                                                 JUNE 30,         DECEMBER 31,
                                                   1999               1998
                                                 --------         ------------
                                                        (IN THOUSANDS)
Inventories:
       Work in process ...................        $  322             $   --
       Finished goods ....................         1,164                630
                                                  ------             ------
                                                  $1,486             $  630
                                                  ======             ======

NOTE 4 - EQUITY

On January 15, 1999 a warrant to purchase 33,963 shares of Common Stock at an exercise price of $1.77 was exercised. As payment for the exercise, 3,277 shares of the 33,963 shares available for exercise under the warrant were surrendered to MMC. On the date of the transaction, the value of the shares surrendered was $60,000. The transaction resulted in no net proceeds to MMC.

NOTE 5 - FINANCING AGREEMENTS AND OTHER COMMITMENTS

During the first half of 1998, MMC established two credit facilities with a bank: (1) a loan agreement and (2) a non-recourse receivables purchase agreement. The loan agreement allows the Company to borrow up to $8.0 million. Borrowings bear interest at the bank's prime rate. The agreement requires that MMC comply with certain financial covenants. In the event of default, all outstanding borrowings will accrue interest at a rate of five percentage points above the rate effective immediately prior to a default. The loan agreement expired in May 1999 and was renewed for one year on the same terms. The non-recourse receivables purchase agreement expired in February 1999 and was not renewed. To date, MMC has not utilized either credit facility.

In the second quarter of 1999, MMC entered into an agreement with a software vendor. Under this agreement, MMC is committed to pay $2.9 million over 3 years beginning April 1999 in exchange for the use of certain design software. As of June 30, 1999, approximately $2.7 million remains outstanding under this commitment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with: (1) the interim condensed consolidated financial statements and the notes included in Part I,
Item 1 of this Quarterly Report on Form 10-Q and (2) the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 1998.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which reflect our current views with respect to future events which may impact our results of operations and financial condition. In this report, the words "anticipates", "believes", "expects", "intends" and similar expressions identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors, including those described below under the caption "Factors Affecting Future Results", which could cause our actual future results to differ materially from historical results or from those described in the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which reflect our outlook only as of the date of this report.

BACKGROUND

MMC Networks, Inc. ("MMC") is a leading developer and supplier of Network Processors, which are high-performance, open-architecture, software-programmable processors optimized for network applications. MMC's Network Processors form the core silicon "engines" of LAN and WAN switches and routers and are designed to allow network equipment vendors to rapidly develop high-performance, feature-rich, cost-effective products supporting a broad range of networking functions.

Our current products, the AF5400, AF5500, ATMS2000 and PS1000 Network Processors, provide the core functionality of high-performance Gigabit Ethernet, Fast Ethernet and Asynchronous Transfer Mode ("ATM") networking equipment. We believe that network equipment vendors are able to reduce design and development costs and accelerate product development cycles for high-performance routers and switches by using our products. All of MMC's products are based on our proprietary ViXTM architecture, which enables network equipment vendors to easily and cost-effectively implement high-performance, value-added features in their switch and router products. Our customers employ MMC's Network Processors to develop and market multi-gigabit, wire-speed switches, routers, access concentrators, firewalls and gateways with advanced features such as Layer 3 switching, internetworking of LANs and WANs, security, class of service, quality of service and network management.

MMC was incorporated in California in September 1992 and reincorporated in Delaware in October 1997. Our principal executive offices are located at 1134 East Arques Avenue, Sunnyvale, California 94086, and our telephone number is
(408) 731-1600.

RESULTS OF OPERATIONS

The following table shows certain statement of operations data expressed as a percentage of our revenues.


                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30,                      JUNE 30,
                                                    ----------------------        ----------------------
                                                     1999           1998           1999           1998
                                                    -------        -------        -------        -------
STATEMENT OF OPERATIONS DATA:
Revenues ....................................         100.0%         100.0%         100.0%         100.0%
Cost of revenues ............................          29.3%          29.0%          29.6%          29.7%
                                                    -------        -------        -------        -------
        Gross profit ........................          70.7%          71.0%          70.4%          70.3%
                                                    -------        -------        -------        -------
Operating expenses:
     Research and development, net ..........          27.2%          30.4%          27.4%          31.4%
     Selling, general and administrative ....          13.9%          18.8%          14.3%          20.1%
     Litigation settlement ..................           0.0%          10.4%           0.0%           5.8%
                                                    -------        -------        -------        -------
        Total operating expenses ............          41.1%          59.6%          41.7%          57.3%
                                                    -------        -------        -------        -------

Operating income ............................          29.6%          11.4%          28.7%          13.0%
     Interest income, net ...................           3.5%           4.0%           3.8%           4.6%
                                                    -------        -------        -------        -------
Income before income taxes ..................          33.1%          15.4%          32.5%          17.6%
Provision for income taxes ..................          11.9%           4.6%          11.7%           5.8%
                                                    -------        -------        -------        -------
Net income ..................................          21.2%          10.8%          20.8%          11.8%
                                                    =======        =======        =======        =======


REVENUES

Revenues primarily consist of sales of our Network Processors, the AF5400, AF5500, ATMS2000 and PS1000. Revenues increased by 19.9% to $19.3 million in the second quarter of 1999 from $16.1 million in the first quarter of 1999 and increased by 60.8% from $12.0 million for the same quarter of the previous year. The revenue growth from the first quarter to the second quarter of 1999 was due to increased unit shipments across all of our products as the number and run rate of our customer design wins in production increased from period to period.

Revenues for the six months ended June 30, 1999 increased by 63.7% to $35.4 million as compared to $21.6 million for the same period in the previous year. This increase in revenues from period to period is primarily due to increased sales resulting from the shift into volume production of the AF5500 product.

COST OF REVENUES; GROSS PROFIT

Cost of revenues primarily includes the cost of our Network Processors and the costs of personnel and equipment associated with manufacturing support. The cost of our Network Processors consists of either (1) the cost of fully assembled and tested units which we buy and immediately resell to our customers, or (2) the cost of purchasing finished silicon wafers and subcontracting the assembly and test of finished units. Gross profit represents revenues less the cost of revenues.

Cost of revenues increased to $5.7 million in the second quarter of 1999 from $4.8 million in the first quarter of 1999 and from $3.5 million in the same quarter of the previous year. The increase in cost of revenues compared to prior periods reflects the increase in unit shipments from period to period. Gross profit as a percentage of total revenues stayed relatively constant: 70.7% for the second quarter of 1999, 70.2% for the first quarter of 1999 and 71.0% for the first quarter of 1998.

The cost of revenues for the six months ended June 30, 1999 was $10.5 million as compared to $6.4 million for the same period in the previous year. Gross margins remained relatively constant from period to period: 70.4% for the six months ended June 30, 1999 and 70.3% for the same period in the previous year.

RESEARCH AND DEVELOPMENT EXPENSES, NET

Research and development expenses, net, consist primarily of salaries and related expenses of employees engaged in research, design and development activities, depreciation and amortization of computing equipment and software design tools and subcontracted engineering. On occasion, we receive partial or complete reimbursement for expenses incurred under certain contracts with customers. These reimbursements are recorded as an offset against research and development expenses. Research and development expenses, net increased by 18.0% to $5.3 million in the second quarter of 1999 from $4.5 million in the first quarter of 1999 and increased by 43.8% from $3.7 million for the same quarter of the previous year. The increase in research and development expenses, net from period to period was due to the addition of personnel, increased subcontracting expenses and investment in design tools for the development of new products and enhancement of existing products. Research and development expenses as a percentage of total revenues remained relatively constant: 27.2% for the second quarter of 1999 from 27.6% for the first quarter of 1999 and 30.4% for the second quarter of 1998.

Research and development expenses for the six months ended June 30, 1999 were $9.7 million or 27.4% of revenues, as compared to $6.8 million or 31.4% of revenues for the six months ended June 30, 1998. The increase in research and development expenses, net from period to period was due to the addition of personnel, increased subcontracting expenses and investment in design tools for the development of new products and enhancement of existing products. We expect research and development expenses to continue to increase in absolute dollars for the foreseeable future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of salaries and related expenses of employees performing sales, marketing and administrative functions and various professional fees. Selling, general and administrative expenses increased by 12.2% to $2.7 million in the second quarter of 1999 from $2.4 million in the first quarter of 1999 and increased by 19.0% from $2.3 million for the same quarter of the previous year. The increase in selling, general and administrative expenses was due to additional personnel hired to support new customer design wins and the increased level of activity across all MMC functions. Selling, general and administrative expenses decreased as a percentage of revenues to 13.9% in the second quarter of 1999 compared to 14.9% in the first quarter of 1999 and 18.8% in the same quarter of the previous year as revenue growth surpassed the increase in selling, general and administrative expenses.

Selling, general and administrative expenses for the six months ended June 30, 1999 were $5.1 million or 14.3% of revenues as compared to $4.4 million or 20.1% of revenues for the six months ended June 30, 1998. Selling, general and administrative expenses decreased as a percentage of revenue from period to period as revenue growth outpaced the increase in selling, general and administrative expenses required to support that growth. We expect selling, general and administrative expenses to increase in absolute dollars for the foreseeable future.

INTEREST INCOME, NET

Interest income, net reflects interest earned on average cash, cash equivalents and short-term investment balances, less interest expense on our capital lease obligations. Interest income, net increased for the three and six months ended June 30, 1999 as compared to the same periods of the previous year due to increased cash balances available to invest resulting primarily from the cash flow from operations.

PROVISION FOR INCOME TAXES

The provision for income taxes increased to $2.3 million in the second quarter of 1999 from $1.8 million in the first quarter of 1999 due to the increase in pre-tax income from period to period. The effective tax rate for the second and first quarter of 1999 was 36.0%. We expect the effective tax rate to stay at this rate for the remainder of 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, our cash, cash equivalents and short-term investments totaled $62.1 million, and our working capital was $66.4 million. Cash and cash equivalents totaled $43.6 million at June 30, 1999, up $12.1 million from $31.5 million at December 31, 1998. Operating activities for the six months ended June 30, 1999 accounted for the majority of the net increase in cash and cash equivalents for the period. Net cash provided by operating activities of $8.7 million consisted primarily of net income of $7.4 million adjusted for depreciation and amortization of $1.4 million.

Investing activities provided $1.4 million of cash flows for the six months ended June 30, 1999. This amount consisted of the net sale of short-term investments of $3.2 million offset by the purchase of capital equipment of $1.8 million. Financing activities contributed $2.0 million in cash flows primarily from the proceeds from the exercise of stock options of $2.2 million.

During the first half of 1998, MMC established two credit facilities with a bank: (1) a loan agreement and (2) a non-recourse receivables purchase agreement. The loan agreement allows the Company to borrow up to $8.0 million. Borrowings bear interest at the bank's prime rate. The agreement requires that MMC comply with certain financial covenants. In the event of default, all outstanding borrowings will accrue interest at a rate of five percentage points above the rate effective immediately prior to a default. The loan agreement expired in May 1999 and was renewed for one year on the same terms. The non-recourse receivables purchase agreement expired in February 1999 and was not renewed. To date, MMC has not utilized either credit facility.

We believe that our existing cash, cash equivalents and investment balances, together with the borrowing capacity under our loan agreement and the cash flow we expect to generate from future operations, will be sufficient to meet our capital needs through the next twelve months. However, our future capital requirements may vary materially from those now planned. We may decide to raise additional funds in future periods. The amount of capital that we will need in the future will depend on many factors, including:

     -    our future revenues

     - the timing and extent of spending to support product development efforts and the expansion of sales and marketing efforts

     -    the timing and size of any business or technology acquisitions

     - the timing of introductions of new products and enhancements to existing products

     -    the market acceptance of our products

If we need to raise additional funds, we may not be able to obtain additional equity or debt financing on favorable terms, or at all.

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

YEAR 2000 PLAN

We have largely completed our business risk assessment of the impact that the Year 2000 Issue may have on our operations. As business conditions warrant, we may revise our assessment as new information is made available to us. To date, we have identified and continue to assess four key areas of our business that the Year 2000 Issue may affect. These four areas are our products, internal information systems, third party suppliers and non-information technology systems. MMC's Year 2000 plan aims at identifying and addressing Year 2000 issues based on a four phase approach applied to each of the key areas mentioned above, as applicable.

    Phase 1: Identify potential business disruption problems, including those with products and systems, as well as potential disruption from suppliers and other third parties.

    Phase 2: Prioritize potential problems and allocate resources at the appropriate level to implement specific programs aimed at solving or mitigating any potential Year 2000 Issues identified.

    Phase 3: Test systems considered to be Year 2000 ready, if applicable.

    Phase 4: Develop contingency plans to address those Year 2000 issues that may pose a significant risk to our on-going operations, if applicable.

MMC PRODUCTS

We have completed testing our products, including semiconductors, software, and reference design systems, and we believe them to be Year 2000 compliant. However, it is possible that errors which we are not aware of at this time will be discovered in the future. In addition, we cannot determine whether all of our customers' products into which our products are incorporated will be Year 2000 compliant because we have little or no control over the design, production and testing of our customers' products.

INTERNAL INFORMATION SYSTEMS

We believe that we have identified substantially all of the major systems, software applications and related equipment used in connection with our internal operations and have largely completed the implementation of specific programs addressing the most critical areas. We are testing our systems for Year 2000 compliance, and we expect to complete this testing in October 1999. Although we do not anticipate any significant issues to be identified during this testing, the failure of any of our critical internal information systems to achieve Year 2000 readiness could cause a significant disruption in our operations. We are currently developing contingency plans to address issues that may pose a significant risk to our on-going operations. These plans could include temporary use of back-up software or systems or implementation of manual procedures to compensate for system deficiencies. We expect to complete these contingency plans by October 1999.

THIRD PARTY SUPPLIERS

We rely directly and indirectly on external systems utilized by our third party suppliers for the fabrication, assembly and testing of substantially all of our products. In addition to our foundries and third party subcontractors, we rely on systems utilized by other critical third party service providers such as banks. We have identified critical third party service providers and surveyed these suppliers regarding their Year 2000 preparedness. We expect to complete our assessment of the survey and issues by October 1999. Based on our initial assessment this far, we do not expect to uncover any significant Year 2000 issues. However, we view the risks associated with third party suppliers to be higher than other risks we face because we have little or no control over the ability of our third party suppliers to adequately resolve potential Year 2000 issues on a timely basis and adequately test the compliance of their systems. We are currently developing contingency plans to address critical third party suppliers to the extent possible. These plans could include the use of back-up suppliers, buffer inventories for certain products or the implementation of manual procedures to compensate for system deficiencies. We expect to complete these plans by October 1999.

NON-INFORMATION TECHNOLOGY SYSTEMS

Non-information technology systems such as heating, security, test equipment and electricity at our facilities may also be affected by Year 2000 issues. We have identified and assessed the risks associated with our non-information technology systems and are in process of making all significant systems Year 2000 compliant. We expect to complete this process as well as related contingency plans such as temporary use of back-up equipment by October 1999.

We presently estimate that the cost of addressing our Year 2000 issues will not exceed $50,000, excluding expenses related to our own internal information technology staff. This estimate was derived using numerous assumptions, including the assumption that we have already identified our most significant Year 2000 issues and that the plans of our third party suppliers will be fulfilled in a timely manner without cost to us. However, these assumptions may not be accurate. Actual results could differ significantly from those anticipated after completion of all phases of our Year 2000 Plan. In addition, contingency plans we implement may not succeed or may not be adequate to meet our needs without significantly impacting our operations. Also, delays and inefficiencies inherent in conducting operations in an alternative manner could negatively impact our results of operations.

FACTORS AFFECTING FUTURE RESULTS

Past financial performance should not be considered a reliable indicator of future performance. We operate in a rapidly changing environment that involves a number of risks and uncertainties, many of which are beyond our control. The risks and uncertainties described below, in addition to those described elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 1998 are not the only ones facing our company. Any of the following risks could significantly impact our business, financial condition or results of operations.

FLUCTUATIONS IN OPERATING RESULTS

Our quarterly revenues and expenses have fluctuated significantly in the past and may continue to fluctuate significantly in the future. These fluctuations may be due to a variety of factors, many of which are outside of our control. Factors that could affect our future operating results include:

     -    the loss of major customers

     -    changes in demand for the network equipment products of our customers

     - variations, delays or cancellations of orders and/or shipments of our products

     -    reduction in the selling prices of our products

     -    changes in the mix of products being sold

     - fluctuations in our manufacturing yields and other potential problems or delays in the fabrication, assembly, testing or delivery of our products

     -    our failure to manufacture and ship products on time

     -    increases in the costs of products from our suppliers

     -    availability of semiconductor foundry capacity

     -    fluctuations in product life cycles

     -    delays in introducing new products

     -    introduction of new products by our competitors

     - variances in the timing and amount of non-recurring engineering funding and operating expenses

     -    intellectual property disputes

A large portion of our operating expenses including salaries, rent and capital lease expenses is fixed and difficult to reduce or change on short notice. Accordingly, if our total revenues does not meet our expectations, we may not be able to adjust our expenses quickly enough to compensate for the shortfall in revenues. This situation could have a negative effect on our business, financial condition and results of operations.

CUSTOMER CONCENTRATION
Significant customers are those customers accounting for more than 10% of our total revenues. The following table lists significant customers for the periods presented:

                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                  ----------------------     ----------------------
                                                                  JUNE 30,      JUNE 30,     JUNE 30,      JUNE 30,
                                                                    1999          1998         1999          1998
                                                                  --------      --------     --------      --------
Cisco Systems, Inc ("Cisco") ...............................           51%           54%          52%           43%
International Business Machines Corporation ("IBM") ........           23%            *           21%            *
Mitsui Comtek Corp, a non-stocking sales representative
     for Japan ("Mitsui") ..................................            *             *            *            17%

* less than 10%

A relatively small number of major network equipment vendors dominate the network equipment market. Accordingly, a small number of customers has accounted for a significant portion of our revenues to date. We expect this trend will continue for the foreseeable future.

Our future operating results will continue to depend on the success of our largest customers and on our ability to sell existing and new products to these customers on a timely basis and in sufficient quantities. We may not be able to maintain or increase sales to certain of our key customers and/or attract new significant customers for a variety of factors. These factors include:

     - our network equipment vendor customers can stop incorporating our products into their own products with limited notice to us and suffer little or no penalty

     - our agreements with our customers typically do not require them to purchase a minimum amount of our products

     - many of our customers have pre-existing relationships with our current or potential competitors that may cause them to switch from our products to competing products

     -    we may lose one or more of our significant customers (in particular
          Cisco)

     - our significant customers may not incorporate our Network Processors in future product designs

     - design wins with customers may not result in significant production levels

     -    the introduction of our customers' products may not be successful

     - we may not be able to successfully develop relationships with additional significant network equipment vendors

     - our relationship with some of our larger customers may deter other potential customers who compete with these customers from buying our products

Any one of the factors above could have a material adverse effect on our business, financial condition and results of operations.

NEW PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE
The data networking and semiconductor industries are characterized by rapidly changing technology, frequent product introductions and evolving industry standards. The technical innovations required for MMC to remain competitive must be completed before developments in networking technologies or standards make them obsolete. These innovations must also be compelling enough to make network equipment vendors want to use them over other technologies. Accordingly, our future performance depends on a number of factors, including our ability to:

     -    properly identify target markets

     -    identify emerging technological trends in our target markets

     -    develop and maintain competitive products

     - enhance our products by adding innovative features that differentiate MMC products from competitor products

     -    bring products to market on a timely basis at competitive prices

     - respond effectively to new technological changes or new product announcements by others

It is possible that our design and introduction schedules for future products and additions and enhancements to our existing products will not be met. It is possible that these products will not achieve market acceptance or that we will not be able to sell these products at prices that are favorable to us. We must design new products and sometimes redesign existing products to be manufactured on newer wafer process technologies that provide smaller circuit dimensions. It is possible that either (1) the suppliers of these new manufacturing technologies will not deliver them to us or our vendors on schedule or (2) we will not be able to complete our designs on the new processes on schedule. Our success will also depend on the ability of our customers to develop new products and enhance existing products within our market segment and to successfully introduce and promote those products.

To keep pace with the rapid technological changes, we must incur substantial research and development costs before we can determine the likelihood that the technology for a product is sound and that our network equipment vendors will accept the product. It is possible that revenues from future products or product enhancements will not be sufficient to recover the development costs associated with those products or enhancements. It is possible that we may not be able to obtain additional financing necessary to fund future development efforts. Our failure to adequately address any of the factors above could have a negative impact on our business, financial condition and results of operations.

DEPENDENCE ON INDEPENDENT MANUFACTURERS

We depend on independent foundries to manufacture all of our products. We purchase both (1) fully assembled and tested products which we can immediately resell to our customers and (2) finished silicon wafers which we then consign to third party subcontractors who perform assembly and test functions. Because we rely on independent foundries and third party subcontractors, we face several significant risks including:

     -    a lack of committed manufacturing, assembly or test capacity

     - limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs

     - the unavailability of, or potential delays in, obtaining access to key process technologies

Although we work closely with our suppliers to minimize the likelihood of reduced manufacturing yields, in the past our suppliers have occasionally experienced lower than anticipated manufacturing yields. This often occurs during the production of new products or the installation and start-up of new wafer process technologies which provide for smaller circuit dimensions.

We do not have long-term volume purchase agreements or a guaranteed level of production capacity with any of our suppliers. We depend on our suppliers to deliver sufficient quantities of finished product to us in a timely manner. Since we place our orders on a purchase order basis, these suppliers can allocate, and in the past have allocated, capacity to the production of other companies' products while reducing deliveries to us on short notice. Only one of our products is currently manufactured by more than one supplier.

In order to meet our customer demand, currently we must place most orders approximately 10 to 12 weeks in advance of expected delivery. Some orders require up to 18 weeks. If capacity becomes less available in the future, we may be required to place orders earlier than 10 to 18 weeks in advance of expected delivery, making it more difficult to meet customer demand. Any sudden increase in customer demand that we did not anticipate in advance could result in our inability to deliver product on a timely basis. This inability to deliver product may reduce our product revenues or increase our cost of revenues and negatively impact our business, financial condition and results of operations.

In addition, we must place orders based on forecast demand to ensure enough lead time to be able to meet anticipated customer orders. Any sudden decrease in customer demand could result in excess inventory which could reduce our profit margins and have a negative effect on our business, financial condition and results of operations.

COMPETITION

The data networking and semiconductor industries are intensely competitive. This competition results in constant evolution to better and more complex technologies and shorter life cycles for our products. In addition, competition continues to drive down the average selling price of our products. Currently, our main competition is from ASIC solutions that our customers develop internally. In the future we expect competition to significantly increase. Some companies such as Galileo Technology Ltd, Intel Corporation and PMC Sierra, Inc. have announced new Network Processor products that will directly compete with our products. In addition to these well established companies, several start-up companies such as Agere, Inc., C-Port and SiTera have also announced Network Processors that will compete with our products. Other major semiconductor suppliers such as Broadcom Corporation and Texas Instruments have expressed an intent to enter the Network Processor market. We also face competition from suppliers of products based on new or emerging technologies. Many of our existing and potential customers also internally develop integrated circuits which attempt to perform all or a portion of the functions performed by our products. Many of our current and prospective competitors offer broader product lines and have significantly greater financial, technical, manufacturing and marketing resources than we do. To the extent we fail to overcome these challenges, there would be a negative effect on our business and operating results.

PROTECTION OF INTELLECTUAL PROPERTY

We rely on nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret and copyright law to protect our proprietary rights. We can not be sure that any patents will be issued from our current or future patent applications. It is possible that patents issued from such applications may be invalidated, circumvented, challenged or licensed to others. In addition, we can not be sure that the rights granted under any patents we receive will provide us with competitive advantages or be adequate to safeguard and maintain our proprietary rights. Any failure to enforce and protect our intellectual property rights could have a negative effect on our business, financial condition and results of operations.

From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. In the future third parties may assert infringement claims against us, and these assertions may result in costly litigation. We may not prevail in any such litigation or be able to license any valid and infringed patents from third parties on commercially reasonable terms, if at all.

RISKS ASSOCIATED WITH EXPANSION OF INTERNATIONAL BUSINESS ACTIVITIES

Substantially all of our sales to date have been to customers located in the United States, including sales to U.S.-based affiliates of non-U.S. network equipment vendors. We also ship products to our domestic customers' international manufacturing divisions and subcontractors. We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside of the United States. In 1998 we established a wholly owned subsidiary in Israel which functions as a design center. In the future, we intend to expand these international business activities. International operations are subject to many inherent risks, including:

     -    political, social and economic instability

     -    trade restrictions

     -    changes in tariffs

     -    the imposition of governmental controls

     -    import and export license requirements and restrictions

     -    restrictions on the export of critical technology

     -    burdens of complying with a variety of foreign laws

     -    difficulties in staffing and managing international operations

     -    currency exchange fluctuations

In particular, certain Asian countries have recently experienced significant economic difficulties. These difficulties include currency devaluation and instability, business failures and a generally depressed business climate. As a percentage of total revenues, sales to Mitsui have declined to less than 10% for the six months ended June 30, 1999 as compared to 17% for the six months ended June 30, 1998. Sales to Mitsui may remain at this lower level or decline further due to the economic downturn in Japan and Asia and could have an adverse effect on our revenues in the future.

General economic or industry-specific conditions in our primary overseas markets may negatively impact the demand for our products abroad. All of our international sales to date have been denominated in U.S. dollars. Accordingly, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Any one or more of the factors mentioned above could have a negative effect on our business, financial condition and results of operations or require us to modify our current business practices significantly. These factors are anticipated to impact our business to a greater degree in the event that we expand our international business activities.

RISKS RELATED TO ACQUISITIONS

The data networking and semiconductor industries are intensely competitive and MMC's growth is dependent our ability to introduce new products and enhancements to existing products on a timely basis. It is possible that one way we may expand our business is through the acquisition of businesses, products or technologies that complement our existing products, expand our market coverage or enhance our technological capabilities. Acquisitions involve numerous risks, including:

     - the risk of diverting management's attention from normal daily operations of the business

     - difficulties in integration of the operations, technologies, products and information systems of the acquired company

     - potential difficulties in completing projects associated with purchased in-process research and development projects

     - risks of entering markets in which MMC has limited or no direct prior experience and where competitors have stronger market positions

     -    the potential loss of key employees of the acquired company

In addition to the risks above, acquisitions may negatively affect our results of operations because they may require large one-time write-offs, increased debt and contingent liabilities, substantial depreciation or deferred compensation charges or the amortization of expenses related to goodwill and other intangible assets. We may seek to account for acquisitions under the pooling of interest method, but that method may not be available. It is possible that any of these events could cause the price of our stock to decline. In the future we may not be able to find suitable acquisition opportunities. Even if we do find such opportunities, it is possible that the acquisitions may be unsuccessful. Unsuccessful acquisitions could have a negative effect on our business, financial condition and results of operations.

EXPECTED VOLATILITY OF STOCK PRICE

In recent years the stock market in general, and the market for shares of high technology, data networking and semiconductor companies in particular, have experienced extreme price fluctuations. Our stock price has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations in the future in response to various factors, many of which we can not control. These factors include:

     -    quarterly variations in operating results

     - announcements of technological innovations or new products by our competitors, our customers or ourselves

     -    the gain or loss of significant network equipment vendor customers

     - changes in earnings estimates or investment recommendations of analysts

     -    the presence or absence of short-selling of our stock

     -    changes in investor perceptions

     - changes in expectations relating to our products, plans and strategic position or those of our competitors or customers

In addition, market prices of technology stocks have been especially volatile. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, investors may not be able to resell shares of our Common Stock at or above the price originally paid for the stock. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial losses and divert management's attention and resources from other matters.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

USE OF PROCEEDS FROM THE SALE OF REGISTERED SECURITIES

The effective date of our first registration statement (the "Registration Statement") was October 29, 1997. We filed the Registration Statement on Form S-1 under the Securities Act of 1933, No. 333-34005. The class of securities registered was Common Stock. The offering commenced on October 29, 1997 and all securities were sold in the offering.

MMC registered a total of 4,025,000 shares under the Registration Statement. MMC sold all the shares for its own account, for an aggregate offering price of $44.3 million. We incurred expenses of approximately $4.2 million for the offering, of which $3.1 million represented underwriting discounts and commissions and $1.1 million represented other expenses. All these expenses were direct or indirect payments to others. The net offering proceeds to MMC after total expenses were approximately $40.1 million. As of June 30, 1999, MMC had used the net proceeds from the offering as follows:

       Amount               Purpose/Use
       ------               -----------
    $ 5.3 million           purchase and installation of capital equipment and purchased software
    $ 0.5 million           plants, buildings and facilities
    $ 0.5 million           repayment of indebtedness and lease obligations
    $18.5 million           temporary investments
    $15.3 million           working capital

MMC did not pay any of the proceeds directly or indirectly to any director or officer of MMC or to their associates, or to any person owning ten percent or more of any class of equity securities of MMC or to any affiliate of MMC. The actual use of the proceeds from the offering does not represent a material change in the use of proceeds as described in the prospectus contained in the Registration Statement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 18, 1999, the stockholders voted to (1) elect two Class II directors to serve for three-year terms and (2) ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants of MMC for the fiscal year ending December 31, 1999.

(1) The Class II directors were elected with the following vote:

Nominee                         For                 Withheld
-------------------          ----------             --------
Andrew S. Rappaport          25,098,503              15,950
Amos Wilnai                  25,099,805              14,648


(2) The appointment of PricewaterhouseCoopers, LLP as the independent accountants for the fiscal year ended December 31, 1999 was ratified with the
following vote:          For                 Against          Abstentions
                         25,095,937          12,800           5,716

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

           Exhibit No.        Description of Exhibit
           -----------        ----------------------
           27.1               Financial Data Schedule as of June 30, 1999 and
                              for the 6 months then ended.

(b)     Reports on Form 8-K

            The Company filed no reports on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Dated: August 13, 1999           MMC NETWORKS, INC.


                                      By:         /s/ Douglas C. Spreng
                                          --------------------------------------
                                          Douglas C. Spreng
                                          President, Chief Executive Officer and
                                          Director (Principal Executive Officer)


                                      By:           /s/ Uday Bellary
                                          --------------------------------------
                                          Uday Bellary
                                          Vice President, Finance,
                                          Chief Financial Officer and
                                          Assistant Secretary
                                          (Principal Financial and
                                          Accounting Officer)

                               INDEX TO EXHIBITS



           Exhibit No.        Description of Exhibit
           -----------        ----------------------
           27.1               Financial Data Schedule as of June 30, 1999 and
                              for the 6 months then ended.