Form 10-Q
period 1999-09-30
MMC NETWORKS INC
filed 1999-11-15
CIK 1044660

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (MARK ONE)
      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

      []    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

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

                               YES [X]   NO [ ]

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF NOVEMBER 1, 1999 WAS 31,703,494.

================================================================================

                               MMC NETWORKS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX

PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 1999
               and December 31, 1998 ..................................................   3

          Condensed Consolidated Statements of Operations for the three and nine
               months ended September 30, 1999 and 1998 ...............................   4

          Condensed Consolidated Statements of Cash Flows for the nine months
               months ended September 30, 1999 and 1998 ...............................   5

          Notes to the Condensed Consolidated Financial Statements ....................   6

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations ..............................................   8

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings .....................................................  20

        Item 2. Changes in Securities .................................................  20

        Item 3. Defaults Upon Senior Notes ............................................  20

        Item 4. Submission of Matters to a Vote of Security Holders ...................  20

        Item 5. Other Information .....................................................  20

        Item 6. Exhibits and Reports on Form 8-K ......................................  20

SIGNATURES ............................................................................  22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               MMC NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                                      1999           1998
                                                                                  -------------  ------------
ASSETS
Current assets:
      Cash and cash equivalents ..............................................      $ 26,763       $ 31,452
      Short-term investments .................................................        43,165         21,726
      Accounts receivable, net of allowance of $422 and $172 .................        12,184         10,582
      Inventories ............................................................         2,288            630
      Prepaid expenses and other current assets ..............................         3,915          3,372
                                                                                    --------       --------
         Total current assets ................................................        88,315         67,762
Property and equipment, net ..................................................         6,967          5,487
Other assets .................................................................           222            135
                                                                                    --------       --------
                                                                                    $ 95,504       $ 73,384
                                                                                    ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable .......................................................      $  6,232       $  4,400
      Accrued expenses .......................................................         4,282          5,753
      Capital lease obligations ..............................................            52            286
                                                                                    --------       --------
         Total current liabilities ...........................................        10,566         10,439
                                                                                    --------       --------
Stockholders' equity:
      Preferred Stock: $0.001 par value; 10,000 shares authorized; no
           shares issued or outstanding ......................................            --             --
      Common Stock: $0.001 par value; 100,000 shares authorized; 31,654
           and 30,135 shares issued and outstanding ..........................            28             26
      Additional paid-in capital .............................................        65,247         55,520
      Notes receivable from stockholders .....................................          (107)          (107)
      Retained earnings ......................................................        19,770          7,506
                                                                                    --------       --------
         Total stockholders' equity ..........................................        84,938         62,945
                                                                                    --------       --------
                                                                                    $ 95,504       $ 73,384
                                                                                    ========       ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               MMC NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                            ----------------------      ----------------------
                                                              1999          1998          1999          1998
                                                            --------      --------      --------      --------
Revenues .............................................      $ 23,149      $ 14,015      $ 58,582      $ 35,655
Cost of revenues .....................................         6,868         4,036        17,336        10,462
                                                            --------      --------      --------      --------
            Gross profit .............................        16,281         9,979        41,246        25,193
Operating expenses:
      Research and development, net ..................         6,360         3,872        16,070        10,670
      Selling, general and administrative ............         3,136         2,406         8,211         6,758
      Litigation settlement ..........................            --            --            --         1,250
                                                            --------      --------      --------      --------
            Total operating expenses .................         9,496         6,278        24,281        18,678
                                                            --------      --------      --------      --------
Operating income .....................................         6,785         3,701        16,965         6,515
      Interest income, net ...........................           844           556         2,189         1,545
                                                            --------      --------      --------      --------
Income before income taxes ...........................         7,629         4,257        19,154         8,060
Provision for income taxes ...........................         2,745         1,275         6,890         2,530
                                                            --------      --------      --------      --------
Net income ...........................................      $  4,884      $  2,982      $ 12,264      $  5,530
                                                            ========      ========      ========      ========
Basic income per share ...............................      $   0.16      $   0.10      $   0.40      $   0.19
                                                            ========      ========      ========      ========
Shares used to compute basic income per share ........        31,417        29,854        30,821        29,561
                                                            ========      ========      ========      ========
Diluted income per share .............................      $   0.14      $   0.09      $   0.36      $   0.16
                                                            ========      ========      ========      ========
Shares used to compute diluted income per share ......        35,283        33,723        34,456        33,745
                                                            ========      ========      ========      ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               MMC NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                 -----------------------
                                                                                   1999           1998
                                                                                 --------       --------
Cash flows from operating activities:
     Net income ...........................................................      $ 12,264       $  5,530
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization .....................................         2,300          1,562
        Tax benefit from the exercise of stock options ....................         4,798          2,434
        Changes in assets and liabilities:
           Accounts receivable ............................................        (1,602)        (3,178)
           Inventories ....................................................        (1,658)          (155)
           Prepaid expenses and other assets ..............................          (630)        (1,712)
           Accounts payable ...............................................         1,832            744
           Accrued expenses ...............................................        (1,471)         1,477
                                                                                 --------       --------
               Net cash provided by operating activities ..................        15,833          6,702
                                                                                 --------       --------
Cash flows from investing activities:
     Purchase of short-term investments ...................................       (21,439)        (9,140)
     Acquisition of property and equipment ................................        (3,780)        (3,155)
                                                                                 --------       --------
               Net cash used in investing activities ......................       (25,219)       (12,295)
                                                                                 --------       --------
Cash flows from financing activities:
     Proceeds from exercise of stock options and other ....................         4,931          1,339
     Proceeds from the repayment of notes receivable from stockholders ....            --             65
     Principal payments on capital lease obligations ......................          (234)          (269)
                                                                                 --------       --------
               Net cash provided by financing activities ..................         4,697          1,135
                                                                                 --------       --------
Net decrease in cash and cash equivalents .................................        (4,689)        (4,458)
Cash and cash equivalents at beginning of period ..........................        31,452         45,401
                                                                                 --------       --------
Cash and cash equivalents at end of period ................................      $ 26,763       $ 40,943
                                                                                 ========       ========
SUPPLEMENTAL DISCLOSURE:
     Cash paid for interest ...............................................      $     29       $     46
     Cash paid for income taxes ...........................................      $  3,377       $     --

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

NOTE 2 - EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the periods presented are as follows:

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                ----------------------      ----------------------
                                                  1999          1998          1999          1998
                                                --------      --------      --------      --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income available to
     common stockholders ...................    $  4,884      $  2,982      $ 12,264      $  5,530
                                                ========      ========      ========      ========
Shares used to compute basic income
     per share .............................      31,417        29,854        30,821        29,561

Effect of dilutive securities:
     Warrants ..............................          --            31             2            31
     Stock options .........................       3,866         3,838         3,633         4,153
                                                --------      --------      --------      --------
Shares used to compute diluted income
     per share .............................      35,283        33,723        34,456        33,745
                                                ========      ========      ========      ========
Basic income per share .....................    $   0.16      $   0.10      $   0.40      $   0.19
                                                ========      ========      ========      ========
Diluted income per share ...................    $   0.14      $   0.09      $   0.36      $   0.16
                                                ========      ========      ========      ========

NOTE 3 - COMPOSITION OF INVENTORIES

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1999           1998
                                                     -------------  ------------
                                                          (IN THOUSANDS)
Inventories:
         Work in process ............................    $1,308        $ 244
         Finished goods .............................       980          386
                                                         ------        -----
                                                         $2,288        $ 630
                                                         ======        =====

NOTE 4 - EQUITY

On January 15, 1999 a warrant to purchase 33,963 shares of Common Stock at an exercise price of $1.77 was exercised. As payment for the exercise, 3,277 shares of the 33,963 shares available for exercise under the warrant were surrendered to MMC. On the date of the exercise, the fair market value of the shares surrendered was $60,000. The transaction resulted in no net proceeds to MMC.

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

In the second quarter of 1999, MMC entered into an agreement with a software vendor. Under this agreement, MMC has committed to pay $2.9 million over 3 years beginning April 1999 in exchange for the use of certain design software. During the third quarter of 1999, MMC increased its total commitment from $2.9 million to $3.8 million in exchange for the use of additional design software. As of September 30, 1999, approximately $3.4 million remains outstanding under this commitment.

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

MMC Networks Processors consist of switch engines, including the AF5400, AF5500, ATMS2000 and PS1000 Network Processors, and packet processors, including the EPIF4-L3, EPIF-105, EPIF-200, XPIF-300 and GPIF-207 Network Processors. In varying configurations these Network Processors provide the core functionality of high-performance Gigabit Ethernet, Fast Ethernet and Asynchronous Transfer Mode ("ATM") networking equipment. We believe that network equipment vendors are able to reduce design and development costs and accelerate product development cycles for high-performance routers and switches by using our products. All of MMC's products are based on our proprietary ViXTM architecture, which enables network equipment vendors to easily and cost-effectively implement scaleable, high-performance, value-added features in their switch and router products. Our customers employ MMC's Network Processors to develop and market multi-gigabit, wire-speed switches, routers, access concentrators, firewalls and gateways with advanced features such as Layer 3 switching, converged voice and data networking, class of service, quality of service, virtual private networking and network management.

MMC was incorporated in California in September 1992 and reincorporated in Delaware in October 1997. Our principal executive offices are located at 1134 East Arques Avenue, Sunnyvale, California 94086, and our telephone number is
(408) 731-1600.

RESULTS OF OPERATIONS

The following table shows certain statement of operations data expressed as a percentage of our revenues.

                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                   -------------------       -------------------
                                                    1999         1998         1999         1998
                                                   ------       ------       ------       ------
STATEMENT OF OPERATIONS DATA:
Revenues ....................................       100.0%       100.0%       100.0%       100.0%
Cost of revenues ............................        29.7%        28.8%        29.6%        29.3%
                                                   ------       ------       ------       ------
         Gross profit .......................        70.3%        71.2%        70.4%        70.7%
                                                   ------       ------       ------       ------
Operating expenses:
     Research and development, net ..........        27.5%        27.6%        27.4%        29.9%
     Selling, general and administrative ....        13.5%        17.2%        14.0%        19.0%
     Litigation settlement ..................         0.0%         0.0%         0.0%         3.5%
                                                   ------       ------       ------       ------
         Total operating expenses ...........        41.0%        44.8%        41.4%        52.4%
                                                   ------       ------       ------       ------
Operating income ............................        29.3%        26.4%        29.0%        18.3%
     Interest income, net ...................         3.6%         4.0%         3.7%         4.3%
                                                   ------       ------       ------       ------
Income before income taxes ..................        32.9%        30.4%        32.7%        22.6%
Provision for income taxes ..................        11.8%         9.1%        11.8%         7.1%
                                                   ------       ------       ------       ------
Net income ..................................        21.1%        21.3%        20.9%        15.5%
                                                   ======       ======       ======       ======

REVENUES

Revenues primarily consist of sales of our Network Processors. Revenues increased by 19.8% to $23.1 million in the third quarter of 1999 from $19.3 million in the second quarter of 1999 and increased by 65.2% from $14.0 million for the same quarter of the previous year. The revenue growth from the second quarter to the third quarter of 1999 was due to increased unit shipments across all of our products as the number and run rate of our customer design wins in production increased from period to period.

Revenues for the nine months ended September 30, 1999 increased by 64.3% to $58.6 million as compared to $35.7 million for the same period in the previous year. This increase in revenues from period to period is primarily due to increased sales resulting from the shift into volume production of the AF5500 product.

In the third quarter of 1999, International Business Machines Corporation ("IBM") accounted for 22% of our revenues. During the quarter, IBM announced it is closing down most of its network equipment business. IBM informed MMC that it will cease the manufacture and sale of its network equipment products that use MMC products, and it will cease future purchases of those MMC products. In reaction to these events, MMC announced on August 31, 1999 that we believed revenues in the fourth quarter of 1999 would decrease sequentially between 5-10% from the third quarter due to the loss of IBM as a major customer. After further discussions with IBM, we announced on October 14, 1999 that we believe revenues in the fourth quarter will decrease more than the 5-10% estimate on August 31, 1999.

COST OF REVENUES; GROSS PROFIT

Cost of revenues primarily includes the cost of our Network Processors and the costs of personnel and equipment associated with manufacturing support. The cost of our Network Processors consists of either (1) the cost of fully assembled and tested units which we buy for resale to our customers, or (2) the cost of purchasing finished silicon wafers and subcontracting the assembly and test of finished units. Gross profit represents revenues less the cost of revenues.

Cost of revenues increased to $6.9 million in the third quarter of 1999 from $5.7 million in the second quarter of 1999 and from $4.0 million in the same quarter of the previous year. The increase in cost of revenues compared to prior periods reflects the increase in unit shipments from period to period. Gross profit as a percentage of total revenues stayed relatively constant: 70.3% for the third quarter of 1999, 70.7% for the second quarter of 1999 and 71.2% for the third quarter of 1998.

The cost of revenues for the nine months ended September 30, 1999 was $17.3 million as compared to $10.5 million for the same period in the previous year. Gross margins remained relatively constant from period to period: 70.4% for the nine months ended September 30, 1999 and 70.7% for the same period in the previous year.

RESEARCH AND DEVELOPMENT EXPENSES, NET

Research and development expenses, net, consist primarily of salaries and related expenses of employees engaged in research, design and development activities, depreciation and amortization of computing equipment and software design tools and subcontracted engineering. On occasion, we receive partial or complete reimbursement for expenses incurred under certain contracts with customers. These reimbursements are recorded as an offset against research and development expenses. Research and development expenses, net increased by 21.0% to $6.4 million in the third quarter of 1999 from $5.3 million in the second quarter of 1999 and increased by 64.3% from $3.9 million for the same quarter of the previous year. The increase in research and development expenses, net from period to period was due to the addition of personnel, increased subcontracting expenses and investment in design tools for the development of new products and enhancement of existing products. Research and development expenses as a percentage of total revenues remained relatively constant: 27.5% for the third quarter of 1999 from 27.2% for the second quarter of 1999 and 27.6% for the third quarter of 1998.

Research and development expenses, net for the nine months ended September 30, 1999 were $16.1 million or 27.4% of revenues, as compared to $10.7 million or 29.9% of revenues for the nine months ended September 30, 1998. The increase in research and development expenses, net from period to period was due to the addition of personnel, increased subcontracting expenses and investment in design tools for the development of new products and enhancement of existing products. We expect research and development expenses to continue to increase in absolute dollars for the foreseeable future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of salaries and related expenses of employees performing sales, marketing and administrative functions and various professional fees. Selling, general and administrative expenses increased by 16.9% to $3.1 million in the third quarter of 1999 from $2.7 million in the second quarter of 1999 and increased by 30.3% from $2.4 million for the same quarter of the previous year. The increase in selling, general and administrative expenses was due to additional personnel hired to support new customer design wins and the increased level of activity across all MMC functions. Selling, general and administrative expenses decreased as a percentage of revenues to 13.5% in the third quarter of 1999 compared to 13.9% in the second quarter of 1999 and 17.2% in the same quarter of the previous year due to the pace of revenue growth.

Selling, general and administrative expenses for the nine months ended September 30, 1999 were $8.2 million or 14.0% of revenues as compared to $6.8 million or 19.0% of revenues for the nine months ended September 30, 1998. Selling, general and administrative expenses decreased as a percentage of revenue from period to period as revenue growth outpaced the increase in selling, general and administrative expenses required to support that growth. We expect selling, general and administrative expenses to increase in absolute dollars for the foreseeable future.

INTEREST INCOME, NET

Interest income, net reflects interest earned on average cash, cash equivalents and short-term investment balances, less interest expense on our capital lease obligations. Interest income, net increased for the three and nine months ended September 30, 1999 as compared to the same periods of the previous year due to increased cash balances available to invest resulting primarily from the cash flow from operations.

PROVISION FOR INCOME TAXES

The provision for income taxes increased to $2.7 million in the third quarter of 1999 from $2.3 million in the second quarter of 1999 due to the increase in pre-tax income from period to period. The effective tax rate for the first three quarters of 1999 was 36.0%. We expect the effective tax rate to stay at approximately this rate for the remainder of 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, our cash, cash equivalents and short-term investments totaled $69.9 million, up from $53.2 million at December 31, 1998. At September 30, 1999, our working capital was $77.7 million, up from $57.3 million at December 31, 1998. Cash and cash equivalents totaled $26.8 million at September 30, 1999, down $4.7 million from $31.5 million at December 31, 1998.

Operating activities for the nine months ended September 30, 1999 provided cash flows of $15.8 million. The majority of this increase was due to net income for the period of $12.3 million and a tax benefit of $4.8 million resulting from the exercise of stock options during the period. Investing activities for the nine months ended September 30, 1999 used $25.2 million in cash primarily for the purchase of short-term investments of $21.4 million. The remaining $3.8 million was used for the purchase of property and equipment. Financing activities for the nine months ended September 30, 1999 provided cash flows of $4.7 million primarily due to proceeds resulting from the exercise of stock options during the period.

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

INTERNAL INFORMATION SYSTEMS

We believe that we have identified substantially all of the major systems, software applications and related equipment used in connection with our internal operations and have largely completed the implementation of specific programs addressing the most critical areas. We have substantially completed the testing of our existing systems for Year 2000 compliance, and we expect to complete the remaining testing in November 1999. For purchases of new systems, we have a procedure in place to test new systems for Year 2000 compliance prior to putting them into production. Although we do not anticipate any significant issues to be identified during this testing, the failure of any of our critical internal information systems to achieve Year 2000 readiness could cause a significant disruption in our operations. We have substantially completed contingency plans to address issues that may pose a significant risk to our on-going operations. These plans include temporary use of back-up software and or systems or implementation of manual procedures to compensate for system deficiencies. Remaining contingency plans are expected to be completed by November 1999.

THIRD PARTY SUPPLIERS

We rely directly and indirectly on external systems utilized by our third party suppliers for the fabrication, assembly and testing of substantially all of our products. In addition to our foundries and third party subcontractors, we rely on systems utilized by other critical third party service providers such as banks. We have identified critical third party service providers and surveyed these suppliers regarding their Year 2000 preparedness. We have completed our assessment of the survey of critical suppliers and continue to monitor secondary suppliers as they complete their Year 2000 effort. Based on our assessment this far, we do not expect to uncover any significant Year 2000 issues. However, we view the risks associated with third party suppliers to be higher than other risks we face because we have little or no control over the ability of our third party suppliers to adequately resolve potential Year 2000 issues on a timely basis and adequately test the compliance of their systems. To the extent possible, we have completed contingency plans to address critical third party suppliers. These plans include the use of certain back-up suppliers, on-site and off-site buffer inventories for certain products and the implementation of manual procedures to compensate for system deficiencies.

NON-INFORMATION TECHNOLOGY SYSTEMS

Non-information technology systems such as heating, security, test equipment and electricity at our facilities may also be affected by Year 2000 issues. We have identified and assessed the risks associated with our existing non-information technology systems and have completed making all significant systems Year 2000 compliant. We are identifying and assessing risks for several less critical new facilities and systems as they are being added. We expect to complete making these systems Year 2000 compliant in November 1999. We have completed all related contingency plans which include the temporary use of back-up equipment and manual procedures to compensate for system deficiencies.

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

FACTORS AFFECTING FUTURE RESULTS

This report contains forward-looking statements (including statements about expected future expenses, future tax rates, sufficiency of our existing cash, cash equivalents and investments, and expected fourth quarter financial results). These statements are subject to many risks and uncertainties, including those discussed below and in MMC's Annual Report on Form 10-K for the year ended December 31, 1998. Any of these risks could significantly impact our business, financial condition or results of operations.

FLUCTUATIONS IN OPERATING RESULTS

Our quarterly revenues and expenses have fluctuated significantly in the past and may continue to do so in the future. For example, as discussed above (see "Results of Operations - Revenue"), MMC announced on August 31 and October 14, 1999, that it expected revenues for its fourth quarter to decrease from third quarter revenues. Such fluctuations can be caused by a variety of factors, many of which are outside our control. Factors that could affect our future operating results include:

    -   the loss of or a reduction in sales to major customers

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

    -   fluctuations in product life cycles

    -   delays in introducing new products

    -   introduction of new products by our competitors

    - variances in the timing and amount of non-recurring engineering funding and operating expenses

    -   intellectual property disputes

A large portion of our operating expenses including salaries, rent and capital lease expenses is fixed and difficult to reduce or change on short notice. Accordingly, if our total revenues do not meet our expectations, we may not be able to adjust our expenses quickly enough to compensate for the shortfall in revenues. This situation could have a negative effect on our business, financial condition and results of operations.

CUSTOMER CONCENTRATION

A relatively small number of major network equipment vendors dominate the network equipment market. Accordingly, a small number of customers has accounted for a large portion of our revenues to date. The following table lists our significant customers (i.e., those accounting for more than 10% of our total revenues) for the periods presented:

                                                                       THREE                  NINE
                                                                    MONTHS ENDED         MONTHS ENDED
                                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                                  -----------------    -----------------
                                                                  1999         1998    1999         1998
                                                                  ----         ----    ----         ----
Cisco Systems, Inc ("Cisco") .................................     54%          56%     53%          48%
International Business Machines Corporation ("IBM") ..........     22%           *      22%           *
Mitsui Comtek Corp, a non-stocking sales representative
     for Japan ("Mitsui") ....................................      *            *       *           14%

----------

* less than 10%

We expect the Company to continue to be dependent on a small number of customers for the majority of its sales. This subjects the Company and its financial results to particular risks, including the loss of or reduction in sales to these customers. For example, during the quarter, IBM announced it is closing down most of its network equipment business. IBM informed MMC that it will cease the manufacture and sale of its network equipment products that use MMC products, and it will cease future purchases of those MMC products. In reaction to these events, MMC announced that revenues for the fourth quarter would decrease from third quarter levels (see "Results of Operations - Revenue")."

If MMC loses other significant customers or if sales to these customers decrease, future financial results would likely suffer. It is important to note that our ability to maintain or increase sales to key customers and/or attract new significant customers are subject to a variety of factors, including:

    - our network equipment vendor customers may stop incorporating our products into their own products with limited notice to us and suffer little or no penalty

    - the introduction of one of our customer's significant new products may be late or less successful in the market than planned

    - a significant customer's product line using our products may rapidly decline or be phased out

    - our significant customers may not incorporate our Network Processors in their future product designs

    - design wins with customers may not result in significant sales to such customers

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

    - our relationship with some of our larger customers may deter other potential customers (who compete with these customers) from buying our products

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

Processes used to manufacture our products are complex, customized to our specification and can only be performed by a limited number of manufacturing facilities. If our current manufacturing suppliers are unable to provide us with adequate manufacturing capacity, we would have to identify and qualify one or more substitute suppliers for a substantial majority of our products. Our manufacturers may experience unanticipated events, like the September 1999 Taiwan earthquake, that could inhibit their abilities to provide us with adequate manufacturing capacity on a timely basis, or at all. Introducing new products or transferring existing products to a new third party manufacturer would require significant development time to adapt our designs to their manufacturing processes and could cause product shipment delays. In addition, the costs associated with manufacturing our products may increase if we are required to use a new third party manufacturer. If we fail to satisfy our manufacturing requirements, our business would be materially harmed.

COMPETITION

The data networking and semiconductor industries are intensely competitive. This competition results in constant evolution to better and more complex technologies and shorter life cycles for our products. In addition, competition continues to drive down the average selling price of our products. Currently, our main competition is from ASIC solutions that our customers develop internally. In the future we expect competition to significantly increase. Companies such as Broadcom Corporation, Galileo Technology Ltd, IBM Corporation and Intel Corporation have announced new Network Processor products that will directly compete with our products. In addition to these well established companies, several start-up companies such as Agere, Inc., C-Port and SiTera have also announced Network Processors that will compete with our products.

Other major semiconductor companies have expressed an intent to enter the Network Processor market. Companies such as PMC Sierra, Inc., Texas Instruments, Motorola and others may either introduce competitive products or acquire a smaller company, such as the startups mentioned above, and therefore abruptly alter the competitive environment.

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

PROTECTION OF INTELLECTUAL PROPERTY

We rely on nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret and copyright law to protect our proprietary rights. Although we have an active patent application program, we can not be sure that any patents will be issued from our current or future patent applications. It is possible that patents issued from such applications may be invalidated, circumvented, challenged or licensed to others. In addition, we can not be sure that the rights granted under any patents we receive will provide us with competitive advantages or be adequate to safeguard and maintain our proprietary rights. Any failure to enforce and protect our intellectual property rights could have a negative effect on our business, financial condition and results of operations.

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

    -   import and export license requirements and restrictions

    -   restrictions on the export of critical technology

    -   burdens of complying with a variety of foreign laws

    -   difficulties in staffing and managing international operations

    -   currency exchange fluctuations

In particular, certain Asian countries have recently experienced significant economic difficulties. These difficulties include currency devaluation and instability, business failures and a generally depressed business climate. As a percentage of total revenues, sales to Mitsui have declined to less than 10% for the nine months ended September 30, 1999 as compared to 14% for the nine months ended September 30, 1998. Sales to Mitsui may remain at this lower level or decline further due to the economic downturn in Japan and Asia and could have an adverse effect on our revenues in the future.

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

MMC registered a total of 4,025,000 shares under the Registration Statement. MMC sold all the shares for its own account, for an aggregate offering price of $44.3 million. We incurred expenses of approximately $4.2 million for the offering, of which $3.1 million represented underwriting discounts and commissions and $1.1 million represented other expenses. All these expenses were direct or indirect payments to others. The net offering proceeds to MMC after total expenses were approximately $40.1 million. As of September 30, 1999, MMC had used the net proceeds from the offering as follows:

         Amount            Purpose/Use
         ------            -----------
     $ 7.1 million         purchase and installation of capital equipment and purchased software
     $ 0.5 million         plant, buildings and facilities
     $ 0.6 million         repayment of indebtedness and lease obligations
     $31.9 million         temporary investments

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

           Exhibit No.      Description of Exhibit
           -----------      ----------------------
              27.1          Financial Data Schedule as of September 30, 1999 and for the 9 months then ended.

        (b) Reports on Form 8-K

            The Company filed no reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 1999        MMC NETWORKS, INC.

                                By: /s/ Douglas C. Spreng
                                    --------------------------------------------
                                    Douglas C. Spreng
                                    President, Chief Executive Officer and
                                    Director (Principal Executive Officer)
                                    Acting Chief Financial Officer,
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit #           Description
---------           -----------
  27.1              Financial Data Schedule