Form 10-K405
period 1999-12-31
MMC NETWORKS INC
filed 2000-03-28
CIK 1044660

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

                        COMMISSION FILE NUMBER: 0-23023

                               MMC NETWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           77-0319809
          (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER IDENTIFICATION NO.)
          INCORPORATION OR ORGANIZATION)
      1134 EAST ARQUES AVENUE, SUNNYVALE, CA                               94086
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                           (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 731-1600
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                TITLE OF EACH CLASS                                NAME OF EACH EXCHANGE
                                                                    ON WHICH REGISTERED
                       NONE                                                NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 20, 2000, as reported on the National Market of The Nasdaq Stock Market, was approximately $802,508,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 20, 2000, the registrant had outstanding 32,416,116 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for registrant's Annual Meeting of Stockholders to be held May 31, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The Business section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Factors Affecting Future Results" commencing on page 18 of this Report.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     MMC Networks, Inc. (the "Company" or "MMC Networks") is a leading developer and supplier of Network Processing Platforms, including both Network Processors and Switch Fabrics, that allow network equipment vendors to more rapidly develop high-performance, feature-rich, cost-effective products supporting a broad range of networking functions.

     Network Processors are high-performance, software-programmable processors optimized for networking and communications applications, while Switch Fabrics are high-capacity, software-configurable devices that provide central, high-speed interconnections amongst multiple processors or other devices. MMC's Network Processors and Switch Fabrics form the core silicon "engines" of LAN and WAN products for both Service Provider and Enterprise networks.

     The Company's AnyFlow(TM) family of products includes the MMC nP(TM) family of Network Processors, the nPX(TM) family of Switch Fabrics, and the nPC family of Coprocessors and Connectivity Components. MMC Networks also offers and markets nP Design Services(TM), which include hardware and software design consulting in addition to training and traditional support services. The Company believes that network equipment vendors are able to reduce design and development costs and accelerate product development cycles for high-performance routers and switches by using the Company's products and services.

     The Company's products employ its proprietary nPcore(TM)network-optimized RISC processor core and its ViX(TM) interconnect architecture. These enable network equipment vendors to implement high-performance, value-added features in their switch and router products. MMC Networks' customers use the Company's Network Processor Platforms to develop and market multi-gigabit, wire-speed, policy-enabled, Layer 2-7 WAN and LAN switches and routers; wireless, cable, and dial-up access and aggregation platforms; Web switching; optical switching; security and firewall devices; Virtual Private Network (VPN) systems; Voice Over IP (VoIP) switching; ATM switches; and other communications platforms.

     The Company was incorporated in California in September 1992 and reincorporated in Delaware in October 1997. The Company's principal executive offices are located at 1134 East Arques Avenue, Sunnyvale, California 94086, and its telephone number is (408) 731-1600.

INDUSTRY BACKGROUND

     The volume of traffic sent over data networks has increased dramatically over the past decade, and nearly all observers of the networking industry agree that the next several years will see continued substantial growth. The proliferation of high-performance personal computers, workstations and servers, a growing reliance on increasingly data-intensive networked applications, and a dramatic increase in the number of users connected to both corporate networks and the Internet have all contributed to this growth. In addition, as organizations increasingly rely on corporate intranets, the Internet, eCommerce, and business-to-business electronic commerce, networks have been extended to connect branch offices, home offices, mobile users and, more recently, customers and suppliers. These trends continue to drive demand for high-performance networking equipment that supports internetworking among a variety of types of LANs and WANs, supporting a wide variety of network protocols.

     As the size and performance requirements of networks have grown, network equipment vendors have increasingly focused on advanced switching and routing devices to meet the increasing demand for both performance and features. In addition to improved performance and multiprotocol connectivity, both network service providers and enterprises are more frequently demanding networking equipment that supports a broad variety of advanced features, without compromising performance. For example, as the reach of enterprise data networks has spread to WANs, the Internet, and business-to-business extranets, network administrators need security at multiple points in the network. As businesses become more dependent on intranets and the Internet, they are increasingly demanding the ability to give different levels of priority, or Quality of Service (QoS), to their multiple applications and users to make more efficient use of networking resources. Similarly, new applications such as video conferencing, multimedia training and Internet telephony (Voice Over IP) require end-to-end QoS guaranteed across entire networks. Finally, in order to implement such advanced features across complex, high-speed networks, network administrators also need better network management capabilities to help them analyze the traffic flowing through the network, to anticipate traffic growth and to quickly isolate and solve network problems.

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

     To stay competitive in this environment, network equipment vendors must address the needs of their increasingly diverse customer base and provide support for a broad array of networking protocols and features without degrading performance. To accomplish these purposes, these vendors have employed increasingly capable semiconductor devices in their networking equipment, the most important being those used as the switching or routing "engines." Network equipment vendors have traditionally relied on one of two approaches for these semiconductor engines: general-purpose processors or custom-developed Application-Specific Integrated Circuits (ASICs). Each of these approaches has both advantages and disadvantages. Switches and routers utilizing off-the-shelf, general-purpose processors can be brought to market relatively quickly and can be programmed in software to add new features or adapt to changes in industry protocols and standards, but these processors cannot generally offer sufficient performance for today's high-speed networks and usually bring unacceptably high unit costs. Alternatively, switches and routers based on ASICs can be designed to achieve high performance and produced at relatively low unit cost, but the ASIC development cycle is usually too time consuming to permit the development of high-performance ASICs with advanced feature sets while meeting network equipment vendors' time-to-market constraints. In addition, ASICs involve the risk of additional delays associated with multiple iterations that may be required in the ASIC development cycle, provide little flexibility to conform to rapidly evolving standards and protocols and lack the full feature support that would allow them to address multiple segments of the networking market. Consequently, neither approach achieves network equipment vendors' requirements for high performance and advanced features without imposing an unacceptable time-to-market and/or cost burden.

MARKET OPPORTUNITY FOR NETWORK PROCESSORS

     These market trends have created a significant opportunity for Network Processors and Switch Fabrics. Combining the lower costs of ASICs with the flexibility and adaptability offered by general-purpose processors, Network Processors are software-programmable processors optimized for networking and communications applications. In combination with high-capacity interconnections provided by Switch Fabrics, off-the-shelf Network Processors enable the rapid design and development of switching and routing solutions that incorporate advanced features, operate without significant performance degradation, and address evolving standards and multiple market segments through software programmability. They further allow vendors to develop systems that can be produced in a cost-efficient manner and within the time-to-market constraints of the competitive networking equipment market. Network Processors and Switch Fabrics offer network equipment vendors the ability to reduce the time and expense involved in developing customized chip sets for individual network switching products, while allowing vendors to focus on developing networking systems which are powerful, cost-effective, differentiated and feature-rich to satisfy the needs of their increasingly diverse customer bases.

MMC NETWORKS' STRATEGY

     MMC Networks' strategy is to enable network equipment vendors to rapidly develop and introduce differentiated products by leveraging the Company's high-performance, feature-rich, software-programmable, cost-effective Network Processors and high-capacity, software-configurable Switching Fabrics. Key elements of the Company's strategy include the following:

     Provide a Complete Solution. Most high-performance WAN and LAN switches and routers require both switching and packet processing components and may require additional traffic management components. By offering a complete Network Processing Platform, including both Switching Fabric and Network Processor chipsets, and by further embedding rich traffic management functionality in its fabrics and processors, MMC Networks seeks to accelerate network equipment vendors' time to market by reducing the need to source, integrate, and test multiple chipsets from multiple vendors.

     Target High-Growth Markets. MMC Networks' Network Processors and Switching Fabrics target the rapidly growing enterprise and service provider markets. These markets also experience rapid growth in performance needs and rapid changes in features required, all of which make the Company's adaptable, software-programmable products ideal for equipment targeted at these sectors. The Company focuses on the design and development of Network Processing Platforms that enable network equipment vendors to rapidly design and bring to market a broad variety of differentiated networking solutions meeting the performance and feature requirements of this evolving market.

     Facilitate Customer Success. Increasing competition and evolving networking standards will continue to exert pressure on network equipment vendors to introduce new products rapidly and cost-effectively. The Company works closely with its customers to design products that enable rapid time-to-market, provide performance and functionality compatible with such customers' current and future needs, and complement network equipment vendors' own product development efforts.

     Extend Technology Leadership. MMC Networks has made substantial investments in the technologies that underlie its Network Processors, with the goal of setting new price/performance benchmarks and enabling the widespread use of sophisticated networking functionality. For example, the Company's ViX architecture, which forms the basis of all of its products, is designed to enable network equipment vendors to implement value-added features without significant performance degradation. MMC Networks is continually developing new technologies for its Network Processors, such as the Policy Engine, introduced in 1999 and embedded in the Company's nP7120 Gigabit Network Processor (formerly known as the GPIF-207), which is designed to allow more features at wire-speed.

     Leverage Fabless Semiconductor Model. MMC Networks seeks to leverage the flexibility of its fabless semiconductor business model to lower technology and production risks, increase profitability and reduce time-to-market. The Company's fabless model allows it to focus on its core Network Processing Platform design competencies, while minimizing the capital and operating infrastructure requirements.

TECHNOLOGY

     MMC Networks' Network Processing Platforms include high-capacity, flexible switching fabrics and multi-gigabit, open-architecture, software-programmable processors with instruction sets that have been optimized for processing and switching networking data, voice and video packets and cells. The Company believes that the key underlying technologies employed in its Network Processors and Switching Fabrics give it a substantial competitive advantage. The core technologies employed in current products include the Company's nPcore network-optimized RISC processor core, Policy Engine, ViX architecture, Per-Flow and Per-Stream Queuing technology, Direct Replication Engine technology, and Virtual SAR technology.

     nPcore: Programmable BitStream Processor Technology. MMC Networks' nPcore is a network-optimized instruction set processor core embedded in each of the Company's Network Processors. Employing MMC Network's Programmable BitStream Processor technology, the nPcore performs the processing of packet and cell headers, including such functions as real-time parsing, matching and table look-up, as well as bit stream manipulations such as adding, deleting, substituting, appending and pre-pending. This functionality enables network equipment vendors to build high-performance switches and routers with additional services that address network security, class of service and quality of service and improve management throughout the network.

     Policy Engine. MMC Networks' latest Network Processors include embedded, programmable Policy Engines that provide intelligent packet classification for enabling Policy-based network services. Since they are programmable, they can support both the fluid service requirements of network providers and evolving policy-based network management standards.

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

TARGET MARKETS AND PRODUCTS

     MMC Networks' products serve two primary markets: enterprise networks and service providers. The Company's products are designed into networking equipment intended for both of these markets. The following table summarizes selected product and service applications within each of these markets:

-------------------------------------------------------------------------------
ENTERPRISE NETWORK                                   SERVICE PROVIDER SERVICES
-------------------------------------------------------------------------------
 Layer 2/3/4/7 Switching    Wiring Closet            ATM                         Voice
 10/100 Ethernet            Power Workgroup          Packet Over Sonet (POS)     Cable
 Gigabit Ethernet           Campus Backbone          Optical (MAN) Edge          Dial
 ATM                        Remote Access            xDSL                        Wireless
 Firewalls                  Internet Routers         Web Switch                  VPN
 VPN                                                 Frame Relay
-----------------------------------------------------------------------------------------------------

     The Company's nP Network Processors and nPX Switching Fabrics provide the core functionality for a wide array of switches and routers developed by network equipment vendors targeting both the enterprise network and service provider markets. The Company also offers development hardware kits, which assist customers in their technical evaluation of the Company's products.

NETWORK PROCESSORS (NP FAMILY)

     nP7120 Gigabit Network Processor. Also known as the GPIF-207 Gigabit Packet Processor, the nP7120 Gigabit Network Processor is the Company's first multi-gigabit packet processor. nP7120 offers two gigabit-rate ports for Gigabit Ethernet or OC-12 rate Packet Over Sonet (POS)/HDLC connections, and these can be further bonded together to support up to an OC-48 rate connection. With two software-programmable, network-optimized nPcore processor cores, it enables wire-speed Layer 2-7 packet processing, and the embedded Policy Engine allows wire-speed intelligent packet classification for Policy-based network services without degrading packet processing performance. With support for MMC Network's ViX interconnect architecture, nP7120 can be connected to nPX5400 or nPX5500 switches, other fabrics, or custom logic so that it can function as a standalone packet processor. The Company announced the nP7120 in 1999 and expects to bring it into production in 2000. The development and introduction of new product classes like the nP7120 is subject to numerous risks and uncertainties including delays in the design and engineering process, uncertain manufacturing and assembly lead times, yield uncertainties and product defects. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors Affecting Future Results -- New Product Development and Technological Change", "-- Dependence on Independent Manufacturers" and
"-- Product Complexity."

     nP7110 Gigabit Network Processor. Also known as the XPIF Gigabit Packet Processor, the nP7110 Gigabit Network Processor was the Company's first gigabit-rate packet processor. nP7110 includes a software-programmable, network-optimized nPcore processor core for wire-speed packet processing of a Gigabit Ethernet or Packet Over Sonet (POS)/HDLC connection. nP7110 can be connected to MMC's nPX5400 or nPX5500 switches or other fabrics. nP7110 began shipping in volume in 1999.

     nP7000 Ethernet Network Processor Family. Also known as the EPIF Ethernet Packet Processor family, the members of the nP7000 family each support multiple 10/100 Ethernet interfaces, including embedded, on-chip 10/100 Ethernet Media Access Control (MAC) functions. nP7100 family Network Processors all support Layer 2-7 packet processing, enabling a wide variety of feature-rich enterprise and service provider products.

SWITCH FABRIC PRODUCTS (NPX, ATMS, AND PS FAMILIES)

     nPX5400 Switch Fabric. Also known as the AnyFlow 5400, the single-chip nPX5400 can be cascaded to provide up to 22 Gbps full-duplex (44 Gbps aggregate) high-throughput switching capacity, while simultane-ously providing wire-speed IP multicast operations and Per-Stream Queuing (PSQ). The nPX5400 first sampled in 1998 and began shipping in volume in 1999 for 10/100/1000 Ethernet, PoS, and other packet-network applications.

     nPX5500 Switch Fabric. Also known as the AnyFlow 5500, MMC Networks' nPX5500 Switch Fabric chip set was the first member of the nPX (AnyFlow) family and implements the Company's Virtual SAR and Per Flow Queuing (PFQ) technologies. The nPX5500 employs a modular design which enables deployment in a wide range of networking equipment, including ATM, 10/100/1000 Ethernet, HDLC, Packet Over Sonet (PoS), and various WAN and MAN switches, routers, and other communications platforms. The nPX5500 provides wire-speed switching and routing with quality of service and packet/cell internetworking at a bandwidth of 20 Gbps full-duplex (40 Gbps aggregate), with throughput of up to 20 million packets-per-second (pps). The nPX5500 sampled in 1997 and began volume shipments in 1998.

     ATMS2000 Family. The ATMS2000 ATM Switch chip set provides the core functionality of a high-performance ATM switch, providing a cost-effective solution for 2.5- or 5-Gbps switches and routers with port densities of up to 32 OC-3 ports or eight OC-12 ports.

     PS1000 Family. The PS1000 Ethernet Switch chip set implements the core functionality of a high-performance Fast Ethernet switch, enabling low-cost solutions supporting scalable port densities from eight to 128 10-Mbps Ethernet ports and up to 32 100-Mbps Fast Ethernet ports with the option of one or two ATM uplinks.

PRODUCTS UNDER DEVELOPMENT

     The Company expects to continue to enhance and refine its Network Processors and Switch Fabrics, while adding additional operational features designed to make the Company's products more attractive to a wide range of network equipment vendors.

CUSTOMERS

     MMC Networks sells its products to a variety of network equipment vendors. As of December 31, 1999, the Company had achieved 54 design wins among more than 40 network equipment vendors for its newer nP Network Processor and nPX Switch Fabric families, all formerly known as AnyFlow products. This total does not include working designs employing the Company's older ATMS2000 and PS1000 product families. Each design win is a customer platform, usually containing multiple units of the Company's chips. To qualify as a design win, a network equipment vendor must have (i) purchased network processor prototypes, a reference design kit or software drivers from the Company and (ii) commenced development of a product incorporating the Company's network processors. During the design-in process, the Company works closely with each customer to assist in resolving technical questions and to help the customer achieve volume production of its products. Achieving a design win with a network equipment vendor provides no assurance that such network equipment vendor will ultimately ship products incorporating the Company's network processors.

     None of the Company's customer purchase agreements contain a minimum purchase requirement. Customers typically purchase the Company's products pursuant to short-term purchase orders that may be canceled without charge if notice is given within an agreed-upon period.

     The Company's major customers for the last three years, from whom revenues exceeded 10% of total revenues, are listed below.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              1999      1998      1997
                                                              ----      ----      ----
Cisco Systems, Inc..........................................   52%       50%       28%
International Business Machines Corporation ("IBM").........   19%        *         *
Mitsui Comtek Corp., a non-stocking sales representative for
  Japan.....................................................    *        12%       28%
Hitachi.....................................................    *         *        12%

---------------
* Less than 10% during year

     In the third quarter of 1999, IBM accounted for 22% of total revenues. During that quarter, IBM announced it was closing down most of its network equipment business. IBM informed MMC that it will cease the manufacture and sale of its network equipment products that use MMC products, and it will cease future purchases of those MMC products. Revenues from IBM decreased to 6% during the fourth quarter of 1999, and we do not expect to realize any revenue from IBM in 2000. See risks and uncertainties described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results -- Customer Concentration".

SALES, MARKETING AND TECHNICAL SUPPORT

     The Company targets customers based on industry leadership, technology leadership and target applications. The Company works with large and small, public and privately held network and communications equipment vendors. The Company maintains close working relationships with its customers in order to design and develop solutions which specifically address their needs. The Company markets its products through a direct sales and marketing organization, headquartered in Sunnyvale, California, direct sales offices in Massachusetts and North Carolina, and through sales representatives in the United States, the United Kingdom and several Pacific Rim countries. Sales representatives are selected for their understanding of the networking marketplace and their ability to provide effective field sales support for MMC Networks' products.

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

     The Company provides both technical support and design consulting to customers via its nP Design Services programs, delivered through factory system engineers and, if necessary, product designers and architects. Local field support is provided in person or by telephone. The Company plans to hire additional support and design consulting staff for remote offices, as the need arises. The Company believes that providing network equipment vendors with comprehensive product service and support is critical to maintaining a competitive position in the networking market and is critical to shortening customers' design-in cycles. The Company works closely with its customers to monitor the performance of its product designs and to provide support at each stage of customer product development.

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

     The Company's research and development expenditures, net of non-recurring engineering funding received from customers, totaled $22.6 million, $14.6 million and $8.3 million in the years ended December 31, 1999, 1998 and 1997, respectively, representing 32%, 30% and 38% of revenues for such periods, respectively. Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs. Non-recurring engineering fees paid by the Company's customers to facilitate product development projects reduce these expenses.

MANUFACTURING

     Currently, the Company outsources all of its semiconductor manufacturing, including wafer fabrication, unit assembly and test. This "fabless" semiconductor-manufacturing model allows the Company to focus substantially all of its resources on the design, development and marketing of products. "Fabless" manufacturing also significantly reduces the capital requirements of the Company.

     The Company purchases certain of its products fully assembled and tested, on a "turnkey" basis. The Company obtains other products by purchasing processed wafers and then subcontracting the assembly and test of finished units.

     During 1999, the Company purchased turnkey products from Oki Semiconductor and NEC in Japan, and the Company purchased wafers from Taiwan Semiconductor Manufacturing Corporation (TSMC), United Microelectronics Corporation (UMC) in Taiwan, and Panasonic in Japan. The Company anticipates that the portion of its production purchased as wafers rather than turnkey units will increase in future periods. The Company chose these three manufacturers in large part due to their conformance with international standards of technology, their capacity, their quality and their support for the state-of-the-art design tools used by MMC Networks.

     MMC Networks uses mainstream Complementary Metal Oxide Silicon (CMOS) processes for the manufacturing of its products. The Company's main products currently are fabricated in .25, .35, .5 and .8 micron CMOS. The Company plans to build certain new products on .18 micron CMOS. The Company continuously evaluates the benefits, on a product-by-product basis, of migrating to a smaller geometry process in order to reduce costs and has commenced migration of certain products to smaller geometries. The Company believes that transitioning its products to increasingly smaller geometries will be important for the Company to remain competitive. No assurance can be given that future process migration will be achieved without difficulty. See risks and uncertainties described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results -- New Product Development and Technological Change" and "-- Dependence on Independent Manufacturers".

     The Company must place orders approximately 10 to 13 weeks in advance of expected delivery. As a result, the Company has only a limited ability to react to fluctuations in demand for its products, which could cause the Company to have an excess or a shortage of inventory of a particular product. If capacity becomes less available in the future, the Company may be required to place orders earlier than 10 to 13 weeks in advance of expected delivery.

     The success of the Company's manufacturing approach is subject to the risks and uncertainties described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results -- Dependence on Independent Manufacturers."

COMPETITION

     The data networking and semiconductor industries are intensely competitive and are characterized by constant technological change, rapid rates of product obsolescence and price erosion. The Company's Network Processors and Switch Fabrics compete now or are expected to compete in the future with current or future products from companies such as Broadcom, Conexant, Galileo Technology, IBM, Intel, Lucent Technologies, Motorola, PMC-Sierra, SiTera, and Texas Instruments, as well as additional and potential future smaller start-up companies. Additional existing domestic and international semiconductor suppliers could also enter the market in the future. The Company could also face competition from suppliers of products based on new or emerging technologies. In addition, many of the Company's existing and potential customers, including Cisco, internally develop ASICs, general purpose processors, Network Processors, or other devices which attempt to perform some or all of the functions performed by the Company's products.

INTELLECTUAL PROPERTY

     The Company's future success and ability to compete are dependent, in part, upon its proprietary technology. The Company has been granted ten patents and has filed nine other patent applications in the United States. Internationally the Company has been granted four patents and has filed 21 other patent applications. None of the Company's patent applications relate to specific products of the Company, as the Company believes that it may be more effective to seek patent protection with respect to its key underlying technologies, such as aspects of its ViX Architecture.

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

     The Company believes that, because of the rapid pace of technological change in the networking industry, its technical expertise and ability to introduce new products on a timely basis will be more important in maintaining its competitive position than protection of its intellectual property. The Company believes that patent, trade secret and copyright protection are important but must be supported by expanding the knowledge, ability and experience of the Company's personnel and introducing and enhancing products. Although the Company continues to implement protective measures and intends to defend vigorously its intellectual property rights, there can be no assurance that these measures will be successful.

EMPLOYEES

     As of December 31, 1999, the Company had a total of 187 full-time employees and 10 contractors. Of the full-time employees, 100 were in research and development, 32 in marketing and technical support, 14 in sales and 41 in operations and administration. The Company's employees are not represented by any collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes its employee relations are good.

                EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

     The following table sets forth the current executive officers and directors of the Company and their respective positions. The ages set forth below are as of December 31, 1999.

            NAME              AGE                           POSITION
            ----              ---                           --------
Amos Wilnai.................  60     Chairman of the Board
Douglas C. Spreng...........  56     President and Chief Executive Officer
Alexander Joffe.............  42     Executive Vice President and Chief Technology Officer
Sena C. Reddy...............  51     Executive Vice President, Operations
Richard C. Yonker...........  52     Vice President, Finance and Chief Financial Officer
Frederick J. Berkowitz......  42     Vice President, Engineering
Ari Birger..................  40     Vice President, Customer Engineering
Andrew J. Gottlieb..........  35     Vice President, Marketing
John A. Teegen..............  41     Vice President, Sales
John G. Adler(1)............  62     Director
Irwin Federman(2)...........  64     Director
Andrew S. Rappaport(2)......  42     Director
Geoffrey Y. Yang(1).........  40     Director

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

     Douglas C. Spreng has served as the Company's President and Chief Executive Officer since April 1999. Mr. Spreng was most recently the Executive Vice President of the Client Access Business Unit of 3Com Corporation, a networking company, from 1992 to 1999. Mr. Spreng holds a B.S.E.E. from the Massachusetts Institute of Technology and an M.B.A. from Harvard Business School.

     Alexander Joffe has served as Executive Vice President and Chief Technology Officer since January 1999. Mr. Joffe served as the Company's Vice President of Engineering from July 1994 to January 1999. From March 1993 to July 1994, Mr. Joffe was the Company's Director of Engineering. Prior to joining the Company, Mr. Joffe spent more than eight years with Motorola Semiconductor Products, a semiconductor manufacturing subsidiary of Motorola, Inc., where he served last as an engineering manager. Mr. Joffe holds a B.S.E.E. degree from the Technion Institute of Technology in Israel.

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

     Richard C. Yonker joined the Company as Vice President of Finance and Chief Financial Officer in March 2000. Prior to joining the Company, Mr. Yonker served as Vice President and Chief Financial Officer of TesseracT Group, an integrated education company in Phoenix, Arizona, from May 1999 to March 2000. From October 1996 to April 1999, Mr. Yonker served as Vice President and Chief Financial Officer of InteSys Technologies in Phoenix, Arizona, a contract manufacturing company. Mr. Yonker served as Vice President and Chief Financial Officer of Computron Software, a software development company in Rutherford, New

Jersey, from December 1995 to September 1996. Mr. Yonker holds a M.S. in Management degree from Massachusetts Institute of Technology and a B.S.I.E. degree from General Motors Institute in Michigan.

     Frederick J. Berkowitz joined the Company as Vice President of Engineering in January 1999. From January 1998 to January 1999, Mr. Berkowitz was a Director of Engineering at Silicon Graphics, Inc., a computing workstation vendor. From November 1996 to October 1997, Mr. Berkowitz served as Vice President of Systems Engineering for Storage Dimensions, Inc., a storage subsystems vendor. From November 1990 to October 1996, Mr. Berkowitz was employed at Fujitsu/HAL Computer Systems, a computing workstation vendor, as Director of Platform Development. Mr. Berkowitz holds a B.S.E.E. degree from Union College of New York and an M.S.E degree from the University of Michigan.

     Ari Birger was named Vice President of Customer Engineering in January 2000. Mr. Birger joined the Company in January 1993 and served in several management positions, most recently as Senior Director of Customer Engineering. Mr. Birger holds a B.S.E.E. degree from the Technion Institute of Technology in Israel.

     Andrew J. Gottlieb joined the Company as Vice President of Marketing in May 1999. Prior to joining the Company, Mr. Gottlieb spent more than 13 years at 3Com Corporation, where he most recently served as Vice President of Marketing. Mr. Gottlieb holds a B.A. degree from Wesleyan University in Connecticut and a M.S. degree from Stanford University.

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

     Irwin Federman has served as a director of the Company since July 1994. Mr. Federman has been a general partner of U.S. Venture Partners, a venture capital firm, since April 1990. From 1988 to 1990 he was a Managing Director of Dillon Read & Co., an investment banking firm, and a general partner in its venture capital affiliate, Concord Partners. Mr. Federman also serves on the boards of directors of SanDisk Corporation, a memory systems company, Netro Corporation, a provider of wireless networking equipment, QuickLogic, Inc., a semiconductor manufacturer, Komag Inc., a thin film media manufacturer, Checkpoint Software Technologies, Inc., a network security software company and several privately-held companies. Mr. Federman received a B.S. degree in Economics from Brooklyn College and was awarded an honorary Doctorate of Engineering Science from Santa Clara University.

     Andrew S. Rappaport has served as a director of the Company since July 1994. Mr. Rappaport has been a partner of August Capital, LLC, a venture capital firm, since July 1996. Prior to that time, Mr. Rappaport was the President of The Technology Research Group, Inc., a Boston-based strategic management consulting firm, which he founded in August 1984. He also serves on the boards of directors of Silicon Image, a semiconductor manufacturer and Telocity, a provider of residential Internet services. He is also a director of numerous private companies. Mr. Rappaport attended Princeton University.

     Geoffrey Y. Yang has served as a director of the Company since July 1994. Mr. Yang has been a general partner of Institutional Venture Partners, a venture capital firm, since June 1989. He has also been a managing director of Redpoint Ventures, a venture capital firm, since August 1999. He serves on the boards of directors of AskJeeves, Inc., an online personal service infrastructure company, TiVo, Inc., a provider of personal television services, Turnstone Systems, Inc., a provider of digital subscriber line deployment and management products, and numerous private companies. Mr. Yang holds a B.A. in Economics from Princeton University, a B.S.E. in Engineering and Management Systems from Princeton University, as well as an M.B.A. from Stanford University.

     There are no family relationships among any of the Company's directors or executive officers.

ITEM 2. PROPERTIES

     The Company's main executive, administrative and technical offices currently occupy approximately 57,000 square feet in Sunnyvale, California under leases that expire in May 2000. At the end of the leases, the Company plans to move to adjacent facilities in Sunnyvale, California, where it has leased approximately 128,000 square feet for its main executive, administrative and technical offices, beginning May 2000 and ending May 2005.

     The Company leases 12,000 square feet in Chelmsford, Massachusetts and 5,500 square feet in Raleigh, North Carolina, both used to house engineering and sales personnel. The Chelmsford lease expires in June 2002 and the Raleigh leases expires in November 2002.

     The Company's wholly owned subsidiary, MMCIL, entered into a lease effective October 1998 in Netanya, Israel for approximately 7,200 square feet that expires in September 2001.

     The Company believes that its existing facilities are adequate to meet its requirements through 2000.

ITEM 3. LEGAL PROCEEDINGS

     Currently, the Company is not aware of any pending legal matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "MMCN." The following table sets forth the range of the high and low sale prices by quarter as reported on the Nasdaq National Market during 1999.

                          QUARTER                             HIGH    LOW
                          -------                             ----    ---
First Quarter...............................................  $22 1/8 $11 3/4
Second Quarter..............................................  $45 1/4 $16
Third Quarter...............................................  $57     $21 1/4
Fourth Quarter..............................................  $35     $16 3/8

     As of March 20, 2000, the number of holders of record of the Company's Common Stock was 126. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Report.

                                                                     YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------
                                                          1999      1998      1997      1996      1995
                                                         -------   -------   -------   -------   -------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues...............................................  $70,149   $49,279   $21,930   $10,515   $   577
Cost of revenues.......................................   21,524    14,353     6,542     3,576       304
                                                         -------   -------   -------   -------   -------
         Gross profit..................................   48,625    34,926    15,388     6,939       273
                                                         -------   -------   -------   -------   -------
Operating expenses:
  Research and development, net........................   22,645    14,552     8,318     3,312     1,802
  Selling, general and administrative..................   11,182     9,162     6,240     3,225     1,151
  Litigation settlement................................       --     1,250        --        --        --
                                                         -------   -------   -------   -------   -------
         Total operating expenses......................   33,827    24,964    14,558     6,537     2,953
                                                         -------   -------   -------   -------   -------
Operating income (loss)................................   14,798     9,962       830       402    (2,680)
  Other income, net....................................    3,138     2,179       504       317       104
                                                         -------   -------   -------   -------   -------
Income (loss) before income taxes......................   17,936    12,141     1,334       719    (2,576)
Provision for income taxes.............................    6,099     3,730       138        17        --
                                                         -------   -------   -------   -------   -------
Net income (loss)......................................  $11,837   $ 8,411   $ 1,196   $   702   $(2,576)
                                                         =======   =======   =======   =======   =======
Basic income (loss) per share(1).......................  $  0.38   $  0.28   $  0.08   $  0.07   $ (0.38)
                                                         =======   =======   =======   =======   =======
Shares used to compute basic income (loss) per
  share(1).............................................   31,065    29,693    14,432    10,652     6,808
                                                         =======   =======   =======   =======   =======
Diluted income (loss) per share(1).....................  $  0.35   $  0.25   $  0.04   $  0.03   $ (0.38)
                                                         =======   =======   =======   =======   =======
Shares used to compute diluted income (loss) per
  share(1).............................................   33,791    33,611    29,113    25,745     6,808
                                                         =======   =======   =======   =======   =======

                                                                         DECEMBER 31,
                                                      --------------------------------------------------
                                                       1999       1998       1997       1996       1995
                                                      -------    -------    -------    -------    ------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments...  $71,995    $53,178    $45,401    $ 6,318    $8,102
Working capital.....................................   79,508     57,323     46,159      7,113     7,177
         Total assets...............................   96,395     73,384     54,723     10,676     9,527
Long-term obligations...............................       --         --        286        636       301
         Total stockholders' equity.................   87,960     62,945     49,717      8,177     7,446

---------------
(1) For an explanation of the number of shares used to compute basic and diluted net income per share, see Note 2 of Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Future Results" commencing on page 18. The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS

     The following table shows certain statement of operations data as a percentage of total revenues.

Revenues....................................................  100.0%   100.0%   100.0%
Cost of revenues............................................   30.7%    29.1%    29.8%
                                                              -----    -----    -----
          Gross profit......................................   69.3%    70.9%    70.2%
                                                              -----    -----    -----
Operating expenses:
  Research and development, net.............................   32.3%    29.5%    37.9%
  Selling, general and administrative.......................   15.9%    18.6%    28.5%
  Litigation settlement.....................................     --      2.5%      --
                                                              -----    -----    -----
          Total operating expenses..........................   48.2%    50.6%    66.4%
                                                              -----    -----    -----
Operating income............................................   21.1%    20.3%     3.8%
  Other income, net.........................................    4.5%     4.4%     2.3%
                                                              -----    -----    -----
Income before income taxes..................................   25.6%    24.7%     6.1%
Provision for income taxes..................................    8.7%     7.6%     0.6%
                                                              -----    -----    -----
Net income..................................................   16.9%    17.1%     5.5%
                                                              =====    =====    =====

YEARS ENDED DECEMBER 31, 1999 AND 1998

     Revenues. Revenues increased to $70.1 million for the year ended December 31, 1999 from $49.3 million for the year ended December 31, 1998. Despite the decline in average sales prices experienced in the data networking and semiconductor industries during 1999, increased unit shipments in 1999 compared to 1998 resulted in increased revenues. The increase in unit shipments was due to both an increase in the number of customer designs in production and an increase in the volume of shipments of existing and new designs. The Company may experience substantial period-to-period fluctuations in future operating results due to changes in demand for its product or continued average sales price erosion.

     The increase year to year was mainly due to an increase in sales of the AnyFlow product line. Sales of the ATM and PS product lines were approximately flat year to year. In 2000, we expect that revenues from the AnyFlow product line will constitute most of the Company's revenue, as the ATM and PS lines near the end of their life cycles.

     Cost of Revenues; Gross Profit. Cost of revenues increased to $21.5 million for the year ended December 31, 1999 from $14.4 million for the year ended December 31, 1998 as a result of increased unit shipments. Gross margins declined slightly to 69.3% from 70.9% for the years ended December 31, 1999 and 1998, respectively, due to the decline in average sales prices. We anticipate that gross margins will continue to decrease in the first half of fiscal 2000 due to an expected decline in sales of higher margin ATM products and an expected increase in sales of a certain low margin product.

     Research and Development Expenses, Net. Net research and development expenses increased to $22.6 million for the year ended December 31, 1999 from $14.6 million for the year ended December 31, 1998. The increase is due primarily to increased new product development activity. Research and development expenses, net, include expenses incurred under a number of contracts with customers whereby we receive partial or complete reimbursement for expenses incurred. These reimbursements are recorded as an offset against research and development expenses. For further discussion of funding received under the Company's research and development contracts, see Note 9 of Notes to the Consolidated Financial Statements -- Research and Development Contracts.

     As a percentage of total revenues, research and development expenses net, increased to 32.3% during 1999 from 29.5% during 1998. In 2000, the Company expects research and development expenses to continue to increase in absolute dollars.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $11.2 million for the year ended December 31, 1999 from $9.2 million for the year ended December 31, 1998 due to several factors: increased sales commissions resulting from higher revenues, increased selling and marketing costs associated with new products, additional personnel, and additional costs incurred to provide customer support for new designs. As a percentage of total revenues, selling, general and administrative expenses decreased to 15.9% for the year ended December 31, 1999 from 18.6% for the year ended December 31, 1998 as revenue growth outpaced the increase in selling, general and administrative expenses required to support that growth. In 2000, we expect selling, general and administrative expenses to continue to increase in absolute dollars.

     Interest income, net. Interest income, net consists of interest income offset by interest expense. Interest income reflects interest earned on average cash, cash equivalents and short-term investment balances. Interest income increased to $3.2 million for the year ended December 31, 1999 from $2.2 million for the year ended December 31, 1998. This increase is due to increased cash and investment balances provided by cash flow from operations. Interest expense reflects interest on borrowings against lease lines to finance the acquisition of capital equipment. Interest expense was $34,000 and $55,000 for the years ended December 31, 1999 and 1998, respectively.

     Provision for Income Taxes. The provision for income taxes increased to $6.1 million for the year ended December 31, 1999 from $3.7 million for the year ended December 31, 1998, reflecting effective rates of 34% and 30.7%, respectively. The increase in the provision and the increase in the effective tax rate are due to the increase in pretax income from period to period and the reduction of valuation allowances and resulting realizability of deferred tax benefits during 1998. The Company expects its effective tax rate to decrease to about 32% during 2000 due to increased Research and Development Tax Credits as well as the anticipated increase in operations in Israel.

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

     Research and Development Expenses, Net. Net research and development expenses increased to $14.6 million for the year ended December 31, 1998 from $8.3 million for the year ended December 31, 1997. The increase is due primarily to increased new product development activity. As part of a plan to increase the number of new products under development, during the second quarter of 1998 the Company established a wholly owned subsidiary in Israel, MMC Networks Israel Ltd., which functions as a design center. Research and development expenses net, include expenses incurred under a number of contracts with customers whereby the Company receives partial or complete reimbursement for expenses incurred. These reimburse-ments are recorded as an offset against research and development expenses. For further discussion of funding received under the Company's research and development contracts see Note 9 of Notes to the Consolidated Financial Statements -- Research and Development Contracts.

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

     Provision for Income Taxes. The provision for income taxes increased to $3.7 million for the year ended December 31, 1998 from $138,000 for the year ended December 31, 1997 reflecting effective tax rates of 30.7% and 10.3%, respectively. The increase in the provision is due to a significant increase in operating income from period to period coupled with an increase in the Company's effective tax rate as compared to the prior year. The effective tax rate for 1998 is considerably higher than the effective tax rate for 1997 because the Company utilized all of its net operating loss carryforwards during 1997 and all of its research and development credit carryforwards in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Company had cash, cash equivalents and short-term investments of $72.0 million, up from $53.2 million at the end of the prior year, an increase of $18.8 million. Operating activities in 1999 provided net cash of $19.0 million, which mainly consisted of three components. The first component was cash provided from net income, adjusted for depreciation and amortization, of $15.1 million. The second component was cash provided by the tax benefit from the exercise of stock options of $7.0 million. These components were partially offset by the net increase in current assets and liabilities, which produced a net decrease in cash of $3.2 million. A decrease in accounts receivable of $4.2 million offset by increases in inventories, prepaid expenses and other assets, and partially offset by a decrease in accrued expenses produced this net decrease of $3.2 million. During 1999, cash and cash equivalents decreased by $18.0 million as the Company used cash in investing activities to purchase short-term investments of $36.9 million and acquire property and equipment of $6.0 million. In 1999, financing activities, primarily from the exercise of stock options, provided $6.0 million in cash.

     During 1998, cash and cash equivalents decreased by $13.9 million. Net cash provided by operations was $10.2 million, and the Company used cash in investing activities to purchase short-term investments of $21.7 million and acquire property and equipment of $4.1 million.

     During 1997, cash and cash equivalents increased by $40.6 million, primarily due to the Company's initial public offering, which provided net cash proceeds of $40.1 million.

     The Company maintains an $8.0 million credit facility with a bank, which expires in May 2000. Borrowings bear interest at the bank's prime rate. Our agreement with the bank requires compliance with certain financial covenants. In the event of default, all outstanding borrowings will accrue interest at a rate of five percentage points above the rate effective immediately prior to the default. The credit facility has not been used since its inception in 1998. See
Note 4 of Notes to the Consolidated Financial Statements -- Financing
Agreements.

     Through December 31, 1999, the Company had acquired approximately $15.4 million in capital assets. We anticipate that a significant portion of future capital expenditures will be devoted to investment in design tool software and computer equipment on which the design software tools run.

     We believe that our existing cash balances together with the borrowing capacity under our credit facility and cash flow from future operations will be sufficient to meet our capital requirements through the next twelve months. It is possible that the Company could be required, or could elect, to seek to raise additional capital before such time. This is a forward-looking statement and the actual period of time for which our resources will be sufficient will depend on many factors, including:

     - the rate of revenue growth, if any

     - the timing and extent of spending to support product development efforts

     - the expansion of sales and marketing efforts

     - the timing and size of business or technology acquisitions

     - the timing of introductions of new products and enhancements to existing products

     - market acceptance of the Company's products

     There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

THE YEAR 2000 ISSUE

     The Company has successfully conducted business since the beginning of year 2000 without interruption to the Company's information technology systems ("IT") or its non-IT systems. We are not aware of any system failure of the Company's products due to a Year 2000 problem. The Company has not encountered any Year 2000 issues with any of the Company's suppliers, including banks, and is not aware of any Year 2000 issue that will impact normal business activities in the future. Total expenses to prepare for the Year 2000 Issue did not exceed $50,000, excluding expenses related to internal IT staff.

     However, the Company may discover Year 2000 problems in the future that will cause disruption of operations. In the event a problem is encountered in the future, the Company will act towards resolving the issue as part of normal operations.

FACTORS AFFECTING FUTURE RESULTS

     As described by the following factors, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

     FLUCTUATIONS IN OPERATING RESULTS. The Company's revenues and expenses have fluctuated significantly in the past and may continue to do so in the future. For example, revenues in the fourth quarter of 1999 fell to

$11.6 million from $23.1 million in the previous quarter. Two events caused this decrease. First, IBM, one of our major customers, announced it was closing down most of its network equipment business and informed MMC that it was ceasing the manufacture and sale of its network equipment products that use MMC products. Second, Cisco, our largest customer for the last 5 years, decreased its purchases from MMC as it terminated one program and reduced production of two other programs, all three of which used MMC products.

     Such fluctuations in operating results can be caused by a variety of factors, many of which are outside our control. Factors that could affect our future operating results include:

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

     - failure to manufacture and ship our products on time

     - increases in the costs of products from our suppliers

     - availability of semiconductor foundry capacity

     - external events causing disruption of fabrication activities

     - fluctuations in product life cycles

     - delays in introducing new products

     - introduction of new products by our competitors

     - variances in the timing and amount of non-recurring engineering funding and operating expenses

     - intellectual property disputes

     A large portion of our operating expenses, including salaries, rent and capital lease expenses, is fixed and difficult to reduce or change on short notice. Accordingly, if our total revenues do not meet our expectations, we may not be able to adjust our expenses quickly enough to compensate for the shortfall in revenues. This situation could have a negative effect on our business, financial condition and results of operations.

     CUSTOMER CONCENTRATION. A relatively small number of major network equipment vendors dominate the network equipment market. Accordingly, a small number of customers has accounted for a large portion of our revenues to date.

     We expect the Company to continue to be dependent on a small number of customers for the majority of its sales. For example, in 1999 Cisco accounted for 52% and IBM accounted for 19% of our revenues. This subjects the Company and its financial results to particular risks, including the loss of or reduction in sales to these customers, as occurred in the fourth quarter of 1999 when IBM informed the Company that it was ceasing the manufacture and sale of its network equipment products that use our products.

     If MMC loses other significant customers or if sales to these customers decrease, future financial results would suffer. It is important to note that our ability to maintain or increase sales to key customers and/or attract new significant customers is subject to a variety of factors, including:

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

     - our relationship with some of our larger customers may deter other potential customers (who compete with these customers) from buying our products

     Any one of the factors above could have a material adverse effect on our business, financial condition and results of operation.

     DEPENDENCE UPON DEVELOPMENT OF THE MARKET FOR NETWORK PROCESSORS. Many of the Company's current and potential customers have substantial technological capabilities and financial resources. They traditionally use these resources to internally develop the Application-Specific Integrated Circuit ("ASIC") components and program the general purpose processors utilized in their products.

     The Company's future prospects are dependent upon our customers acceptance of network processors as an alternative to ASIC components and general-purpose processors. Future prospects are also dependent upon acceptance of third party sourcing for network processors as an alternative to in-house development. Network equipment vendors may in the future continue to use internally-developed ASIC components and general-purpose processors. They may also decide to develop or acquire components, technologies or network processors that are similar to, or that may be substituted for, the Company's products.

     The Company must anticipate market trends and the price, performance and functionality requirements of its customers. It must also successfully develop and manufacture products that meet these requirements. The products must be available to customers on a timely basis and at competitive prices.

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

     LIMITED OPERATING HISTORY AS A PUBLIC COMPANY; NO ASSURANCE OF FUTURE PROFITABILITY. Although the Company has experienced significant revenue growth in recent years and has achieved profitability in each of the last four years, these results should not be considered indicative of future performance. There also is no assurance that the Company will be profitable in any future period.

     Due to anticipated increases in the Company's operating expenses, the Company's operating results will be adversely affected if the Company's revenues do not continue to increase. The sales cycle for the Company's products can range from three to six months or more. There is also an additional nine to 24 months or more before a network equipment vendor customer commences volume production of equipment that incorporates the Company's products.

     As a result, there may be a significant delay between an increase in research and development and sales and marketing expenses and the generation of higher revenues, if any, from such expenditures. To remain profitable, the Company must, among other things:

     - successfully increase the scope of its operations

     - respond to competitive developments

     - continue to attract, retain and motivate qualified personnel

     - continue to commercialize products incorporating innovative technologies.

     There can be no assurance that the Company will be successful in doing so.

     EROSION OF AVERAGE SELLING PRICES. The data networking and semiconductor industries have experienced rapid erosion of average selling prices ("ASPs") due to a number of factors, including rapid technological change, price/performance enhancements and product obsolescence. The Company may experience substantial period-to-period fluctuations in future operating results due to continued ASP erosion.

     The Company anticipates that ASPs will decrease in the future in response to product introductions by competitors or new product introductions by MMC. Other factors impacting ASPs also include price pressures from significant customers. In particular, the market for Ethernet switching and routing components has experienced, and is expected to continue to experience, significant ASP erosion. During 1998 and 1999, the Company's PS1000 product line experienced such erosion.

     Therefore, the Company must continue to develop and introduce, on a timely basis, new products that incorporate features that can be sold at higher ASPs or provide a reduced cost per function. Failure to achieve any or all of the factors that have been mentioned could cause the Company's revenues and gross margins to decline, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     NEW PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE. The data networking and semiconductor industries are characterized by rapidly changing technology, frequent product introductions and evolving industry standards. The technical innovations required for MMC to remain competitive must be completed before developments in networking technologies or standards make them obsolete. These innovations must also be compelling enough to make network equipment vendors want to use them over other technologies. Accordingly, our future performance depends on a number of factors, including our ability to:

     - properly identify target markets

     - identify emerging technological trends in our target markets

     - develop and maintain competitive products

     - enhance our products by adding innovative features that differentiate MMC products from competitors' products

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

     DEPENDENCE ON INDEPENDENT MANUFACTURERS. We depend on independent foundries to manufacture all of our products. We purchase both (1) fully assembled and tested products which we can immediately resell to our customers and (2) finished silicon wafers which we then consign to third party subcontractors who perform assembly and test functions. Because we rely on independent foundries and third party subcontractors, we face several significant risks including:

     - a lack of committed manufacturing, assembly or test capacity

     - limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs

     - the unavailability of, or potential delays in, obtaining access to key process technologies

     Although we work closely with our suppliers to minimize the likelihood of reduced manufacturing yields, in the past our suppliers have occasionally experienced lower than anticipated manufacturing yields. This often occurs during the production of new products or the installation and start-up of new wafer process technologies that use smaller circuit dimensions.

     We do not have long-term volume purchase agreements or a guaranteed level of production capacity with any of our suppliers. We depend on our suppliers to deliver sufficient quantities of finished product to us in a timely manner. Since we place our orders on a purchase order basis, these suppliers can allocate, and in the past have allocated, capacity to the production of other companies' products while reducing deliveries to us on short notice. None of our products is currently manufactured by more than one supplier.

     In order to meet our customer demand, currently we must place most orders approximately 10 to 13 weeks in advance of expected delivery. Some orders require that orders be placed up to 18 weeks in advance of expected delivery. If capacity becomes less available in the future, we may be required to place orders earlier than 10 to 18 weeks in advance of expected delivery, making it more difficult to meet customer demand. Any sudden increase in customer demand that we did not anticipate in advance could result in our inability to deliver product on a timely basis. This inability to deliver product may reduce our product revenues or increase our cost of revenues and negatively impact our business, financial condition and results of operations.

     In addition, we must place orders based on forecast demand to ensure enough lead time to be able to meet anticipated customer orders. Any sudden decrease in customer demand could result in excess inventory that could reduce our profit margins and have a negative effect on our business, financial condition and results of operations.

     Processes used to manufacture our products are complex, customized to our specification and can only be performed by a limited number of manufacturing facilities. If our current manufacturing suppliers were unable to provide us with adequate manufacturing capacity, we would have to identify and qualify one or more substitute suppliers for a substantial majority of our products. Our manufacturers may experience unanticipated events, like the September 1999 Taiwan earthquake, that could inhibit their abilities to provide us with adequate manufacturing capacity on a timely basis, or at all. All of the Company's manufacturing subcontractors are located in countries outside the United States. Disruptions in the political environment could cause these suppliers to decrease or stop their supply of products to the Company. Introducing new products or transferring existing products to a new third party manufacturer would require significant development time to adapt our designs to their manufacturing processes and could cause product shipment delays. In addition, the costs associated with manufacturing our products may increase if we are required to use a new third party manufacturer. If we fail to satisfy our manufacturing requirements, our business would be materially harmed.

     COMPETITION. The data networking and semiconductor industries are intensely competitive and are characterized by constant technological change, rapid rates of product obsolescence and price erosion. The Company's Network Processors and Switch Fabrics compete now or are expected to compete in the future with current or future products from companies such as Broadcom, Conexant, Galileo Technology, IBM, Intel, Lucent Technologies, Motorola, PMC-Sierra, SiTera, and Texas Instruments, as well as additional and potential future smaller start-up companies. Additional existing domestic and international semiconductor suppliers could also enter the market in the future. The Company could also face competition from suppliers of products based on new or emerging technologies. In addition, many of the Company's existing and potential customers, including Cisco, internally develop ASICs, general purpose processors, Network Processors, or other devices which attempt to perform some or all of the functions performed by the Company's products.

     Many of our current and prospective competitors offer broader product lines and have significantly greater financial, technical, manufacturing and marketing resources than we do. To the extent we fail to overcome these challenges, there would be a negative effect on our business and operating results.

     DEPENDENCE ON GROWTH IN DEMAND FOR NETWORKING EQUIPMENT. The Company's future success is in large measure dependent on continued growth in the market for networking equipment, in particular the market for mid- to high-end switches and routers which are manufactured and sold by the Company's customers. The market for these products has in the past and may in the future fluctuate significantly based upon numerous factors, including:

     - the lack of industry standards

     - adoption of alternative technologies

     - capital spending levels

     - general economic conditions.

     There can be no assurance of the rate, or extent to which, the networking equipment market will grow, if at all. The Company may experience a decline in demand for its products. Any decrease in the growth of the networking equipment market or decline in demand for the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

     PRODUCT COMPLEXITY. Products as complex as those offered by the Company frequently contain errors, defects and bugs when first introduced or as new versions are released. The Company has in the past experienced such errors, defects and bugs. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of our products. This, in turn, could damage the Company's reputation and adversely affect the Company's ability to retain its existing customers and to attract new customers. Errors, defects or bugs could cause problems, interruptions, delays or a cessation of sales to the Company's customers.

     Resolving such problems may require significant expenditures of capital and resources by the Company. There can be no assurance that problems will not be found in new products after commencement of commercial production, despite testing by the Company, its suppliers or its customers. This could result in:

     - additional development costs

     - loss of, or delays in, market acceptance

     - diversion of technical and other resources from the Company's other development efforts

     - claims by the Company's customers or others against the Company

     - loss of credibility with the Company's current and prospective customers

     Any such event could have a material adverse effect on the Company's business, financial condition and results of operations.

     PROTECTION OF INTELLECTUAL PROPERTY. We rely on nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret and copyright law to protect our proprietary rights.

Although we have an active patent application program, we cannot be sure that any patents will be issued from our current or future patent applications. It is possible that patents issued from such applications may be invalidated, circumvented, challenged or licensed to others. In addition, we cannot be sure that the rights granted under any patents we receive will provide us with competitive advantages or be adequate to safeguard and maintain our proprietary rights. Any failure to enforce and protect our intellectual property rights could have a negative effect on our business, financial condition and results of operations.

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

     RISKS ASSOCIATED WITH EXPANSION OF INTERNATIONAL BUSINESS ACTIVITIES. Over 90% of all of our sales to date have been to customers located in North America, including sales to U.S.-based affiliates of non-U.S. network equipment vendors. We also ship products to our domestic customers' international manufacturing divisions and subcontractors. We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers located outside of the United States. In 1998 we established a wholly owned subsidiary in Israel, which functions as a design center. In the future, we intend to expand these international business activities. International operations are subject to many inherent risks, including:

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

     - import and export license requirements and restrictions

     - restrictions on the export of critical technology

     - burdens of complying with a variety of foreign laws

     - difficulties in staffing and managing international operations

     - currency exchange fluctuations

     In particular, certain Asian countries experienced significant economic difficulties in 1998 and 1999. These difficulties included currency devaluation and instability, business failures and a generally depressed business climate. As a percentage of total revenues, sales to Mitsui declined to less than 5% for the year ended December 31, 1999 as compared to 12.5% for the year ended December 31, 1998. Sales to Mitsui may remain at this lower level or decline further due to the economic environment in Japan and Asia and could have an adverse effect on our revenues in the future.

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

     DEPENDENCE ON KEY PERSONNEL AND HIRING OF ADDITIONAL PERSONNEL. The Company's success depends to a significant degree upon the continued contributions of its key management, engineering and other personnel, many of whom would be difficult to replace. The Company does not have employment contracts with any of its key personnel. In addition, the Company believes that its success depends, to a significant extent, on the ability of its management to operate effectively, both individually and as a group.

     The Company must continue to attract and retain highly skilled managerial, engineering and other personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers, could have a material adverse effect on the Company's business, financial condition and results of operations.

     NEED FOR ADDITIONAL CAPITAL. The Company may require additional working capital to fund its business, particularly to finance inventories and accounts receivable and for product development. Any such additional financing may result in significant dilution to the Company's then existing investors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     RISKS RELATED TO ACQUISITIONS. The data networking and semiconductor industries are intensely competitive and MMC's growth is dependent our ability to introduce new products and enhancements to existing products on a timely basis. It is possible that one way we may expand our business is through the acquisition of businesses, products or technologies that complement our existing products, expand our market coverage or enhance our technological capabilities. Acquisitions involve numerous risks, including:

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

     VOLATILITY OF STOCK PRICE. In recent years the stock market in general, and the market for shares of high technology, data networking and semiconductor companies in particular, have experienced extreme price fluctuations. Our stock price has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations in the future in response to various factors, many of which we cannot control. These factors include:

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

     - changes in earnings estimates or investment recommendations of analysts

     - the presence or absence of short-selling of our stock

     - changes in investor perceptions

     - changes in expectations relating to our products, plans and strategic position or those of our competitors or customers

     The volatility of technology stocks has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, investors may not be able to resell shares of our Common Stock at or above the price originally paid for the stock. In the past, companies that have experienced volatility in the market price of their securities have been the subjects of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial losses and divert management's attention and resources from other matters.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. As of December 31, 1999, the Company held a total of $67.7 million in marketable securities. The Company classified $9.2 million of this amount within the cash and cash equivalents category and classified the remaining $58.5 million as short-term investments. These securities consisted primarily of commercial paper and securities issued or guaranteed by the U.S. government. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels as of December 31, 1999, the decline in the fair value of the portfolio would be approximately $140,000. The Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows.

     The Company currently does not use derivative financial instruments in its investment portfolio. The Company currently has no fixed-rate obligations and holds no equity securities. Thus the Company does not face risk of material adverse impact from market rate changes from these sources.

     FOREIGN CURRENCY RISK. The Company pays suppliers for its subsidiary in Israel in local currency. The Company also has a supplier contract that requires price changes based on currency fluctuations. Therefore, the Company is subject to foreign currency rate exposure. If the Israeli currency rate had been 10 percent higher than it was during the year ended December 31, 1999, the effect on the Company's financial position and results of operations would have been an increase to expense of approximately $240,000. If the foreign currency translation rate used for transactions with the supplier had been 10 percent higher than it was during the year ended December 31, 1999, the cost of sales for 1999 would have been higher by approximately $375,000. Foreign currency rates fluctuate frequently and there is always a possibility that fluctuations could have a material impact on the Company's income or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements and supplemental data required by this item and set forth at the pages indicated in item 14(a) of this Report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is set forth under the caption "Additional Information Relating to Directors and Officers of the Company -Executive Compensation" in the Company's Proxy Statement, which information is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) The following are filed as part of this Report:

     1. FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----
       Report of Independent Accountants...........................   29
       Consolidated Balance Sheets at December 31, 1999 and 1998...   30
       Consolidated Statements of Operations for each of the three
         years in the period ended December 31, 1999...............   31
       Consolidated Statements of Stockholders' Equity for each of
         the three years in the period ended December 31, 1999.....   32
       Consolidated Statements of Cash Flows for each of the three
         years in the period ended December 31, 1999...............   33
       Notes to Consolidated Financial Statements..................   34

     2. FINANCIAL STATEMENTS SCHEDULE

       Schedule II -- Valuation and Qualifying Accounts............   48

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of MMC Networks, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 28 present fairly, in all material respects, the financial position of MMC Networks, Inc. and its subsidiary at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS LLP
San Jose, California
January 19, 2000

                               MMC NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Current assets:
  Cash and cash equivalents.................................  $13,484    $31,452
  Short-term investments....................................   58,511     21,726
  Accounts receivable, net of allowances of $422 and $172...    6,358     10,582
  Inventories...............................................    3,216        630
  Prepaid expenses and other current assets.................    6,374      3,372
                                                              -------    -------
          Total current assets..............................   87,943     67,762
Property and equipment, net.................................    8,222      5,487
Other assets................................................      230        135
                                                              -------    -------
                                                              $96,395    $73,384
                                                              =======    =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 4,725    $ 4,400
  Accrued expenses..........................................    3,710      5,753
  Capital lease obligations.................................       --        286
                                                              -------    -------
          Total current liabilities.........................    8,435     10,439
                                                              -------    -------
Commitments and contingencies (Note 10)
Stockholders' equity:
  Preferred Stock: $0.001 par value; 10,000 shares
     authorized; no shares issued or outstanding............       --         --
  Common Stock: $0.001 par value; 100,000 shares authorized;
     31,871 and 30,135 shares issued and outstanding........       28         26
  Additional paid-in capital................................   68,771     55,520
  Notes receivable from stockholders........................      (47)      (107)
  Retained earnings.........................................   19,343      7,506
  Accumulated other comprehensive loss......................     (135)        --
                                                              -------    -------
          Total stockholders' equity........................   87,960     62,945
                                                              -------    -------
                                                              $96,395    $73,384
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               MMC NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Revenues....................................................  $70,149    $49,279    $21,930
Cost of revenues............................................   21,524     14,353      6,542
                                                              -------    -------    -------
          Gross profit......................................   48,625     34,926     15,388
                                                              -------    -------    -------
Operating expenses:
  Research and development, net.............................   22,645     14,552      8,318
  Selling, general and administrative.......................   11,182      9,162      6,240
  Litigation settlement.....................................       --      1,250         --
                                                              -------    -------    -------
          Total operating expenses..........................   33,827     24,964     14,558
                                                              -------    -------    -------
Operating income............................................   14,798      9,962        830
                                                              -------    -------    -------
Other income (expense):
  Interest income...........................................    3,172      2,234        630
  Interest expense..........................................      (34)       (55)      (126)
                                                              -------    -------    -------
          Total other income................................    3,138      2,179        504
                                                              -------    -------    -------
Income before income taxes..................................   17,936     12,141      1,334
Provision for income taxes..................................    6,099      3,730        138
                                                              -------    -------    -------
Net income..................................................  $11,837    $ 8,411    $ 1,196
                                                              =======    =======    =======
Basic income per share......................................  $  0.38    $  0.28    $  0.08
                                                              =======    =======    =======
Shares used to compute basic income per share...............   31,065     29,693     14,432
                                                              =======    =======    =======
Diluted income per share....................................  $  0.35    $  0.25    $  0.04
                                                              =======    =======    =======
Shares used to compute diluted income per share.............   33,791     33,611     29,113
                                                              =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               MMC NETWORKS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                               CONVERTIBLE                                         NOTES                   ACCUMULATED
                             PREFERRED STOCK      COMMON STOCK     ADDITIONAL    RECEIVABLE                   OTHER
                            ------------------   ---------------    PAID-IN         FROM       RETAINED   COMPREHENSIVE
                            SHARES     AMOUNT    SHARES   AMOUNT    CAPITAL     STOCKHOLDERS   EARNINGS       LOSS         TOTAL
                            -------   --------   ------   ------   ----------   ------------   --------   -------------   -------
BALANCE AT DECEMBER 31,
  1996....................   13,342   $ 10,247   11,121    $ 7      $   249        $(225)      $(2,101)       $  --       $ 8,177
Conversion of Preferred
  Stock upon the
  completion of the
  initial public
  offering................  (13,342)   (10,247)  13,342     13       10,234           --            --           --            --
Issuance of Common Stock,
  net of issue costs of
  $1,104..................       --         --    4,025      4       40,068           --            --           --        40,072
Repurchase of Common Stock
  and reduction of loan
  receivable from
  stockholder.............       --         --     (170)    --         (114)         114            --           --            --
Exercise of warrant.......       --         --      121     --           --           --            --           --            --
Exercise of stock options
  and other...............       --         --      744      1          311          (70)           --           --           242
Issuance of Common Stock
  in exchange for
  services................       --         --       15     --           30           --            --           --            30
Net income................       --         --       --     --           --           --         1,196           --         1,196
                            -------   --------   ------    ---      -------        -----       -------        -----       -------
BALANCE AT DECEMBER 31,
  1997....................       --         --   29,198     25       50,778         (181)         (905)          --        49,717
Exercise of stock options
  and other...............       --         --      859      1        1,218           --            --           --         1,219
Shares issued under the
  Employee Stock Purchase
  Plan....................       --         --       78     --          716           --            --           --           716
Repayment of notes
  receivable from
  stockholders............       --         --       --     --           --           74            --           --            74
Tax benefit from the
  exercise of stock
  options.................       --         --       --     --        2,808           --            --           --         2,808
Net income................       --         --       --     --           --           --         8,411           --         8,411
                            -------   --------   ------    ---      -------        -----       -------        -----       -------
BALANCE AT DECEMBER 31,
  1998....................       --         --   30,135     26       55,520         (107)        7,506           --        62,945
Exercise of stock options
  and other...............       --         --    1,639      2        5,218           --            --           --         5,220
Shares issued under the
  Employee Stock Purchase
  Plan....................       --         --       97     --        1,003           --            --           --         1,003
Repayment of notes
  receivable from
  stockholders............       --         --       --     --           --           60            --           --            60
Tax benefit from the
  exercise of stock
  options.................       --         --       --     --        7,030           --            --           --         7,030
Net income................       --         --       --     --           --           --        11,837           --        11,837
Unrealized loss on
  short-term
  investments.............       --         --       --     --           --           --            --         (135)         (135)
                            -------   --------   ------    ---      -------        -----       -------        -----       -------
BALANCE AT DECEMBER 31,
  1999....................       --   $     --   31,871    $28      $68,771        $ (47)      $19,343        $(135)      $87,960
                            =======   ========   ======    ===      =======        =====       =======        =====       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               MMC NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              --------    --------    -------
Cash flows from operating activities:
  Net income................................................  $ 11,837    $  8,411    $ 1,196
  Adjustments to reconcile net income to net cash provided
     by
     (used in) operating activities:
     Depreciation and amortization..........................     3,309       2,224      1,186
     Issuance of Common Stock in exchange for services......        --          --         30
     Tax benefit from the exercise of stock options.........     7,030       2,808         --
     Changes in assets and liabilities:
       Accounts receivable..................................     4,224      (6,056)    (2,501)
       Inventories..........................................    (2,586)        (60)       (59)
       Prepaid expenses and other assets....................    (3,097)     (2,912)      (389)
       Accounts payable.....................................       325       1,774      2,040
       Accrued expenses.....................................    (2,043)      4,009        955
       Deferred revenue and customer deposits...............        --          --       (100)
                                                              --------    --------    -------
          Net cash provided by operating activities.........    18,999      10,198      2,358
                                                              --------    --------    -------
Cash flows from investing activities:
  Sale (purchase) of short-term investments.................   (36,920)    (21,726)     1,509
  Acquisition of property and equipment.....................    (6,044)     (4,080)    (3,201)
                                                              --------    --------    -------
          Net cash used in investing activities.............   (42,964)    (25,806)    (1,692)
                                                              --------    --------    -------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net...............     6,223       1,935     40,314
  Proceeds from the repayment of notes receivable from
     stockholders...........................................        60          74         --
  Principal payments on capital lease obligations...........      (286)       (350)      (388)
                                                              --------    --------    -------
          Net cash provided by financing activities.........     5,997       1,659     39,926
                                                              --------    --------    -------
Net increase (decrease) in cash and cash equivalents........   (17,968)    (13,949)    40,592
Cash and cash equivalents at beginning of year..............    31,452      45,401      4,809
                                                              --------    --------    -------
Cash and cash equivalents at end of year....................  $ 13,484    $ 31,452    $45,401
                                                              ========    ========    =======
Supplemental disclosure:
  Cash paid for interest....................................  $     34    $     55    $   126
  Cash paid for income taxes................................  $  4,664    $  1,517    $    13

  The accompanying notes are an integral part of these consolidated financial statements.

                               MMC NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

     MMC Networks is a leading developer and supplier of Network Processors, which are high-performance, open-architecture, software-programmable processors optimized for network applications. MMC was incorporated in California in September 1992 as a Subchapter S corporation and became a Subchapter C corporation effective July 1994. MMC was reincorporated in Delaware in October 1997. In May 1998, the Company established a wholly owned subsidiary in Israel, MMC Networks Israel, LTD, ("MMCIL"), which functions as an engineering design center. MMC sells its products primarily in the United States.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The consolidated financial statements include the accounts of MMC and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated.

     Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities, and revenues and expenses during the reporting period. They also affect disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

     Cash, cash equivalents and short-term investments. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Short-term investments have maturities of more than three months when purchased and consist primarily of commercial paper and securities issued or guaranteed by the U.S. government. Short-term investments have been categorized as available-for-sale. At December 31, 1999, the fair market value of the Company's short-term investments was less than cost by $135,000 and the Company recorded the unrealized loss in Other Accumulated Comprehensive Loss in Stockholders' Equity. At December 31, 1998, the fair market value of the Company's short-term investments approximated cost.

     Inventories. Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

     Property and equipment. Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally three years.

     Long-lived assets. The Company evaluates the recoverability of long-lived assets based on a gross cash flow basis whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. If the net book value of our long-lived assets exceeds the future undiscounted cash flows of those assets, then impairment of those assets is recognized. No such impairments have been identified to date.

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

     Research and development. Research and development expenses are charged to operations as incurred. Occasionally the Company receives non-recurring engineering funding for development projects to apply or enhance the Company's technology to a particular customer's needs. This funding is recognized over the term of the respective contract using the percentage-of-completion method. At the time of recognition, amounts received under research and development contracts are offset against research and development expenses. (See Note 9.)

                               MMC NETWORKS, INC.

     Software development expenses. Software development expenses are included in research and development. The Company's policy is to capitalize certain software development expenses once technological feasibility is established, which the Company defines as the completion of a working model. The capitalized expense is then amortized on a straight-line basis over the estimated product life, or on the ratio of current sales to total projected product sales, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short.

     Income taxes. The Company accounts for income taxes using an asset and liability approach. It requires the recognition of taxes payable or refundable for the current year. It also requires the recognition of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on the provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     Stock-based compensation. Our policy is to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." (See Note 6.)

     Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash equivalents and short-term investments primarily in market rate accounts, commercial paper, state and municipal securities and securities issued by or guaranteed by the U.S. government. The Company performs ongoing credit evaluations of our customers' financial condition and generally does not require collateral from our customers. The Company provides an allowance for doubtful accounts receivable based upon the expected collectibility of the receivables and to date has not experienced any material losses.

     Net income per share. Basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted average shares of common stock outstanding (denominator) during the period. Basic EPS excludes the dilutive effect of potential common stock. Diluted EPS gives effect to all dilutive potential common stock outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of potential common stock.

                               MMC NETWORKS, INC.

     The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 1997 and 1998 and 1999.

                                                                  NET                      PER SHARE
                                                                 INCOME        SHARES       AMOUNT
                                                              ------------    --------    -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE YEAR ENDED DECEMBER 31, 1997:
Earning per share of Common Stock -- basic..................     $ 1,196       14,432        $0.08
                                                                                             =====
Effect of dilutive securities:
  Convertible Preferred Stock...............................          --       11,118
  Warrants..................................................          --          114
  Stock options.............................................          --        3,449
                                                                 -------       ------
Earnings per share of Common Stock -- diluted...............     $ 1,196       29,113        $0.04
                                                                 =======       ======        =====
FOR THE YEAR ENDED DECEMBER 31, 1998:
Earning per share of Common Stock -- basic..................     $ 8,411       29,693        $0.28
                                                                                             =====
Effect of dilutive securities:
  Warrants..................................................          --           30
  Stock options.............................................          --        3,888
                                                                 -------       ------
Earnings per share of Common Stock -- diluted...............     $ 8,411       33,611        $0.25
                                                                 =======       ======        =====
FOR THE YEAR ENDED DECEMBER 31, 1999:
Earning per share of Common Stock -- basic..................     $11,837       31,065        $0.38
                                                                                             =====
Effect of dilutive securities:
  Stock options.............................................          --        2,726
                                                                 -------       ------
Earnings per share of Common Stock -- diluted...............     $11,837       33,791        $0.35
                                                                 =======       ======        =====

     Options to purchase Common Stock are considered anti-dilutive if the options' exercise price is greater than the average fair market value of the Company's Common Stock. Anti-dilutive options are excluded from the calculation of diluted net income per share. The anti-dilutive options excluded from diluted net income per share were as follows:

                                                            OPTIONS    PRICE
                                                            -------    ------
December 31, 1997.........................................   29,500    $15.94
December 31, 1998.........................................  354,500    $24.52
December 31, 1999.........................................  663,850    $35.21

     Comprehensive Income. Comprehensive income is recorded in accordance with the standards of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive gains or losses are reflected in Stockholders' Equity. During 1999, the Company recorded a comprehensive loss of $135,000 related to unrecognized losses on Short Term Investments. Items of comprehensive income were not recorded during 1998 and 1997 because they were immaterial. If the comprehensive loss of $135,000 had been recorded in the Consolidated Statements of Operations during 1999, net income would have been $11,702,000.

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

                               MMC NETWORKS, INC.

     Operating Segments -- While the Company has more than one product family, it operates in one segment. All of the products are sold to network equipment vendors for inclusion in their enterprise and service provider products.

     Geographic Areas -- The Company reports its sales in geographic areas according to the location the product is shipped. In the case that a customer regularly directs product to be shipped to a manufacturing subcontractor located in a different geographic area, sales are reported in the geographic area of the customer and not the subcontractor. Revenues by geographic area were:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              1999      1998      1997
                                                              ----      ----      ----
North America...............................................   92%       84%       69%
Asia (including Japan)......................................    5%       13%       29%
Europe......................................................    3%        3%        2%
                                                              ---       ---       ---
                                                              100%      100%      100%
                                                              ===       ===       ===

     Major Customers -- Significant customers are those customers accounting for more than 10% of the Company's total revenues. Revenues as a percentage of total revenues for significant customers are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              1999      1998      1997
                                                              ----      ----      ----
Cisco Systems, Inc..........................................   52%       50%       28%
International Business Machines Corporation.................   19%        *         *
Mitsui Comtek Corp., a non-stocking sales representative for
  Japan.....................................................    *        12%       28%
Hitachi.....................................................    *         *        12%

---------------
*  Less than 10% during year

     Cisco Systems Inc. and Nortel Networks Corp. represented 41% and 19% of trade receivables at December 31, 1999, and Cisco Systems Inc. and Mitsui Comtek Corp. represented 55% and 18% of trade receivables at December 31, 1998.

                               MMC NETWORKS, INC.

NOTE 3 -- COMPOSITION OF CERTAIN BALANCE SHEET COMPONENTS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
Inventories:
  Work in process...........................................  $ 1,541    $   244
  Finished goods............................................    1,675        386
                                                              -------    -------
                                                              $ 3,216    $   630
                                                              =======    =======
Property and equipment:
  Computers and equipment...................................  $ 5,732    $ 2,964
  Purchased software........................................    8,556      6,010
  Furniture and fixtures....................................      934        430
                                                              -------    -------
                                                               15,222      9,404
  Less accumulated depreciation and amortization............   (7,000)    (3,917)
                                                              -------    -------
                                                              $ 8,222    $ 5,487
                                                              =======    =======
Accrued liabilities:
  Accrued compensation and benefits.........................  $ 1,639    $ 1,844
  Income taxes payable......................................       --      1,802
  Accrued warranty..........................................    1,894      1,899
  Other accrued liabilities.................................      177        208
                                                              -------    -------
                                                              $ 3,710    $ 5,753
                                                              =======    =======

NOTE 4 -- FINANCING AGREEMENTS

     During the first half of 1998, the Company established two credit facilities with a bank: 1) a loan agreement and 2) a non-recourse receivables purchase agreement. The loan agreement allows borrowings up to $8.0 million. Borrowings bear interest at the bank's prime interest rate, which was 8.5% at December 31, 1999. The agreement requires that we comply with certain financial covenants. In the event of default, all outstanding borrowings will accrue interest at a rate of five percentage points above the rate effective immediately prior to a default. The loan agreement expired in May 1999 and was renewed for one year on the same terms. The non-recourse receivables purchase agreement expired in February 1999 and was not renewed. The loan agreement has not been utilized since its inception and the receivables purchase agreement was also not utilized prior to its expiration.

                               MMC NETWORKS, INC.

NOTE 5 -- INCOME TAXES

     The Company's income before taxes is primarily composed of domestic income. The provision for income taxes for the years ended December 31, 1999 and 1998 consists of the following:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              ------    -------
                                                               (IN THOUSANDS)
Current tax expense
  United States.............................................  $6,259    $ 5,212
  State.....................................................     513        760
  Foreign...................................................      --         29
                                                              ------    -------
          Total current tax expense.........................   6,772      6,001
Deferred income tax.........................................    (673)    (2,271)
                                                              ------    -------
          Total provision for income taxes..................  $6,099    $ 3,730
                                                              ======    =======

     Deferred tax assets consist of the following:

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                               1999        1998
                                                              -------    --------
                                                                (IN THOUSANDS)
Reserve and basis differences...............................  $  840     $   758
Accrued expenses............................................   1,863       1,312
Other.......................................................     241         201
                                                              ------     -------
          Total deferred tax assets.........................  $2,944     $ 2,271
                                                              ======     =======

     The tax benefit of $7.0 million associated with the exercise of employee stock options was recorded in Stockholders' Equity in 1999.

     The effective tax rate for the years ended December 31, 1999 and 1998 reconciles to the statutory tax rates as follows:

                                                              1999    1998
                                                              ----    ----
Federal statutory rate......................................   35%     35%
State taxes, net of federal benefit.........................    3       2
Foreign income taxes........................................   (1)      2
Permanent differences.......................................   --       2
Research and development credit carryforwards...............   (8)     (3)
Release of valuation allowance..............................   --      (9)
Other.......................................................    5       2
                                                               --      --
Effective tax rate..........................................   34%     31%
                                                               ==      ==

NOTE 6 -- CAPITAL STOCK

     Common Stock. The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.001 per share and 10,000,00 shares of undesignated Preferred Stock with a par value of $0.001 per share. Holders of Common Stock are entitled to one vote per share on all matters voted on by the Company's stockholders. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series. It may also fix the rights, preferences, privileges and restrictions of any undesignated Preferred Stock that is issued.

                               MMC NETWORKS, INC.

     In October 1997, the Company completed its initial public offering (the "IPO") of 4,025,000 shares of Common Stock at a price of $11.00 per share. The Company received proceeds of approximately $40.1 million of cash, net of issue costs. In conjunction with the IPO, all outstanding shares of Convertible Preferred Stock were converted into shares of Common Stock on a one-for-one basis. The Company converted 9,255,000 shares of Series A Convertible Preferred Stock and 4,086,780 shares of Series B Convertible Preferred Stock.

     Stock Option Repricing. On September 18, 1998, the Board of Directors extended an offer to employees holding certain outstanding stock options the opportunity to receive repriced options. The offer was made for options with grant dates after October 28, 1997. The exercise price for repriced options was $16.38, the closing sales price of the Company's Common Stock on the effective date, which was September 25, 1998. No other terms or conditions of the original option agreements were changed except that the repriced option was not exercisable for a period of six months from the effective date of the repricing. A total of 424,000 options with original exercise prices ranging from $16.75 to $32.13 were repriced. Members of the Board of Directors and the Company's officers were excluded from the repricing.

     1997 Stock Plan. In August 1997, the Company's Board of Directors adopted, and the stockholders subsequently approved, the 1997 Stock Plan (the "1997 Plan"), which replaced the 1993 Plan. The following shares have been reserved for issuance under the 1997 Plan:

          (a) 1,500,000 shares of Common Stock plus any shares which were reserved but unissued under the 1993 Plan

          (b) any shares returned to the 1993 Plan as a result of termination of the options

          (c) shares added to the 1997 Plan for automatic annual increases on the date of each annual meeting of the stockholders beginning with the 1999 annual meeting

     The automatic annual increases are limited to the lesser of:

          (a) 1,000,000 shares,

          (b) 5% of all outstanding shares of Common Stock

          (c) an amount determined by the Board of Directors

     Unless terminated sooner, the 1997 Plan will terminate automatically in August 2007.

     The 1997 Plan provides for the grant of incentive stock options ("ISOs") to employees, officers and employee directors. It also provides for the grant of nonstatutory stock options ("NSOs") and stock purchase rights ("SPRs") to employees, directors and consultants. ISOs granted to participants owning stock possessing more than 10% of the voting power of all classes of stock must have an exercise price at least equal to 110% of the fair market value on the date of grant and are for periods not to exceed five years. All other options granted under the plan must have an exercise price at least equal to the fair market value on the date of grant and are for periods not to exceed ten years. Options granted under the 1997 Plan generally vest at a rate of 25% on the first anniversary of the date of grant and 1/48 of the underlying shares per month after the first anniversary.

     Stock purchase rights ("SPRs") are for periods and prices determined by the Board. Shares purchased through the exercise of SPRs are subject to repurchase by the Company at the original price paid by the purchaser in the event that the purchaser's employment with the Company terminates. The repurchase right lapses at a rate determined by the Board. No stock purchase rights have been granted to date under either the 1997 Plan or the Predecessor Plan.

     1997 Director Option Plan. In August 1997, the Company's Board of Directors adopted, and the stockholders subsequently approved, the 1997 Director Option Plan (the "Director Plan"). The Director Plan

                               MMC NETWORKS, INC.

provides for the grant of NSOs to non-employee directors. Options granted under the Director Plan are for periods not to exceed ten years and are granted at exercise prices not less than the fair market value on the date of grant. The Director Plan provides that each non-employee director will automatically be granted an NSO to purchase 40,000 shares of Common Stock (the "First Option") on the date that the Director first becomes a non-employee director, unless immediately prior to becoming a non-employee director, they were an employee director of the Company. In addition to the First Option, each non-employee director will automatically be granted an option to purchase 10,000 shares (a "Subsequent Option") two days after the announcement of the Company's fiscal year-end earnings of each year, if on that date they will have served on the Board of Directors for at least the preceding six months.

     Each First Option and each Subsequent Option will have a term of 10 years. The First Options generally vest at a rate of 25% on the first anniversary of the date of grant and 1/48 of the underlying shares per month after the first anniversary, as long as the person continues to serve as a Director. Each Subsequent Option will vest at a rate of 1/12 of the underlying shares per month. At December 31, 1999, a total of 190,000 shares of Common Stock have been reserved for issuance since inception of the Director Plan.

     A total of 19,415,000 shares have been reserved for issuance under all stock option plans since inception of the plans as of December 31, 1999. Activity under the stock option plans is as follows:

                                                   SHARES AVAILABLE      OPTIONS      WEIGHTED AVERAGE
                                                      FOR GRANT        OUTSTANDING     EXERCISE PRICE
                                                   ----------------    -----------    ----------------
BALANCE AT DECEMBER 31, 1996.....................      2,521,311        3,193,905            0.71
  Authorized.....................................      7,650,000               --              --
  Granted........................................     (3,213,500)       3,213,500            3.53
  Exercised......................................             --         (743,830)           0.36
  Canceled.......................................        431,688         (431,688)           0.97
                                                      ----------       ----------
BALANCE AT DECEMBER 31, 1997.....................      7,389,499        5,231,887            2.47
  Granted........................................     (1,638,000)       1,638,000           17.15
  Exercised......................................             --         (859,445)           1.47
  Canceled.......................................        782,783         (782,783)          15.95
                                                      ----------       ----------
BALANCE AT DECEMBER 31, 1998.....................      6,534,282        5,227,659          $ 5.22
  Authorized.....................................      1,040,000               --              --
  Granted........................................     (3,189,467)       3,189,467           21.64
  Exercised......................................             --       (1,608,777)           3.15
  Canceled.......................................        673,914         (673,914)           8.89
                                                      ----------       ----------
BALANCE AT DECEMBER 31, 1999.....................      5,058,729        6,134,435          $13.88
                                                      ==========       ==========

     The Company adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock Based Compensation". The fair value of stock options granted prior to the filing of the Company's initial registration

                               MMC NETWORKS, INC.

statement on August 19, 1997 were calculated using the minimum value model. Options granted after that date were calculated based on the Black-Scholes model utilizing the following weighted average assumptions:

                                                     YEAR ENDED
                                                    DECEMBER 31,      OCTOBER 28 TO     JANUARY 1 TO
                                                  ----------------     DECMEBER 31,      OCTOBER 27,
                                                   1999      1998          1997             1997
                                                  ------    ------    --------------    -------------
STOCK OPTION PLANS:
Expected dividend yield.........................       0%        0%           0%                0%
Expected stock price volatility.................     .90       .80          .70                 0
Risk free interest rate.........................    6.66%     4.85%        6.03%             6.33%
Expected life of the options (years)............    5.18      4.53         4.00              4.00
Weighted-average fair value.....................  $16.08    $11.10        $1.16             $1.16

     Summary information concerning outstanding and exercisable options as of December 31, 1999 is as follows (Remaining Contractual Life is expressed in years):

                                        OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                    -----------------------------------------------------------   ------------------------------
     RANGE OF         NUMBER           WEIGHTED-AVERAGE        WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
 EXERCISE PRICES    OUTSTANDING   REMAINING CONTRACTUAL LIFE    EXERCISE PRICE    OUTSTANDING    EXERCISE PRICE
------------------  -----------   --------------------------   ----------------   -----------   ----------------
$ 0.03   -    2.00   1,231,146               6.58                   $ 1.24           820,608         $1.05
  2.17   -   12.63   1,606,038               8.09                     7.81           457,334          5.20
 12.75   -   16.75   1,797,388               8.92                    16.33           248,660         16.20
 16.94   -   54.25   1,499,863               9.55                    27.82            40,000         17.16
                     ---------                                                     ---------
$ 0.03   -   54.25   6,134,435               8.39                   $13.88         1,566,602         $5.08
                     =========                                                     =========

     1997 Employee Stock Purchase Plan. In August 1997, MMC's Board of Directors adopted the 1997 Employee Stock Purchase Plan (the "1997 Purchase Plan"). The 1997 Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. It contains 24-month offering periods, with four six-month purchase periods included in each offering period. The 1997 Purchase Plan permits employees to purchase MMC Common Stock through payroll deductions of up to 10% of the participant's compensation. The price of stock purchased under the 1997 Purchase Plan is 85% of the lower of the fair market value of the Common Stock at the beginning of the offering period or at the end of the purchase period. At December 31, 1999 a total of 545,102 shares of Common Stock have been reserved for issuance since inception under the 1997 Purchase Plan. Shares reserved for issuance under the 1997 Purchase Plan are subject to automatic annual increases equal to the lesser of (i) 400,000 shares, (ii) 0.8% of all then outstanding shares of Common Stock of the Company or (iii) a lesser amount determined by the Board.

     The fair value of shares granted under the 1997 Purchase Plan was calculated utilizing the Black-Scholes model and the following weighted-average assumptions:

                                                           YEAR ENDED       OCTOBER 28
                                                          DECEMBER 31,          TO
                                                         --------------    DECEMBER 31,
                                                         1999     1998         1997
                                                         -----    -----    ------------
STOCK PURCHASE PLAN:
  Expected dividend yield..............................      0%       0%          0%
  Expected stock price volatility......................    .81      .77         .70
  Risk free interest rate..............................   4.94%    4.92%       5.58%
  Expected life of the options (years).................   1.22     1.16         1.3
  Weighted-average fair values.........................  $6.32    $5.50       $4.63

                               MMC NETWORKS, INC.

     The following table summarizes SFAS 123 pro forma information.

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999       1998      1997
                                                          -------    ------    ------
                                                                (IN THOUSANDS,
                                                            EXCEPT PER SHARE DATA)
Net income as reported..................................  $11,837    $8,411    $1,196
Pro forma net income....................................    4,103     5,741       619
Basic income per share as reported......................  $  0.38    $ 0.28    $ 0.08
Pro forma basic income per share........................     0.13      0.19      0.04
Diluted income per share as reported....................  $  0.35    $ 0.25    $ 0.04
Pro forma diluted income per share......................     0.12      0.17      0.02

     The pro forma amounts reflect compensation expense related to 1999, 1998 and 1997 stock option grants and shares issued under the 1997 Purchase Plan. Because the pro forma compensation cost for the stock options is recognized over the stock option vesting period, the pro forma reductions in net income shown above are not representative of the pro forma reduction in net income in future periods.

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

NOTE 8 -- NOTES RECEIVABLE FROM STOCKHOLDERS

     In October and November 1995, the Company made full recourse loans with principal amounts totaling $125,000 to certain employees pursuant to the Company's 1993 Plan. The loans are non-interest bearing and are due in October and November 2000 or earlier in the event of the borrower's termination of employment with the Company. At December 31, 1999 the outstanding balance under these loans of $47,400 is secured by 85,500 shares of the Company's Common Stock.

NOTE 9 -- RESEARCH AND DEVELOPMENT CONTRACTS

     During the years ended December 31, 1999, 1998 and 1997 the Company performed research and development, which was funded under a number of contracts with certain customers. The Company recognized $200,000, $811,000, and $716,000, respectively, as offsets against research and development expenses. Additionally during 1999, $625,000 of 1998 funding was repaid in exchange for certain rights to use the technology in the Company's products. One customer represented 100% of the 1999 funding, and one customer represented 77% of the 1998 funding as well as the repayment in 1999. Funding received under any of the research and development contracts was not individually significant during 1997.

     The contracts vary in term and provide for the development of technologies that will enhance products to meet the customer's specific needs. The funding is generally non-refundable, except under conditions specific to each contract.

                               MMC NETWORKS, INC.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     Leases. The Company leases its facilities under noncancelable lease agreements, which expire from May 2000 through May 2005. Rent expense under noncancelable operating leases was $1.2 million, $687,000 and $612,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

     Future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

FOR THE YEAR ENDED DECEMBER 31,
     2000...................................................  $ 1,450
     2001...................................................    1,698
     2002...................................................    2,444
     2003...................................................    2,722
     2004...................................................    2,722
     2005...................................................    1,009
                                                              -------
          Total minimum payments............................  $12,045
                                                              =======

     Through 1996, the Company leased property and equipment of $1.4 million under master lease agreements with leasing companies. These capital leases terminated during 1999.

     During 1999, the Company entered into an agreement with a software vendor. Under this agreement, the Company committed to pay $2.9 million over 3 years beginning April 1999 in exchange for the use of certain design software. During the year the commitment increased to $3.8 million in exchange for the use of additional design software. As of December 31, 1999, $3.1 million remains outstanding under this commitment.

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

(c) EXHIBITS

     The following exhibits are filed with this Report:

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
   3.1    Amended and Restated Certificate of Incorporation filed on
          January 13, 1998.(2)
   3.2    Bylaws of the Registrant.(1)
   4.1    Form of Common Stock Certificate.(1)
  10.1    Form of Indemnification Agreement for directors and
          executive officers of the Registrant.(1)
 +10.2    1993 Stock Plan.(1)
 +10.3    1997 Employee Stock Purchase Plan.(1)
 +10.4    1997 Stock Plan.(1)
 +10.5    1997 Director Option Plan.(1)
  10.6    First Amended and Restated Shareholder Rights Agreement
          dated November 16, 1995, by and among the Registrant and the
          Shareholders named therein.(1)
  10.7    Sublease, dated June 14, 1996, by and between Olivetti
          Advanced Technology Center, Inc. and the Registrant, and the
          Lease Agreement, dated December 22, 1994, by and between
          Herman Christensen, Jr., Raymond Christensen and Olivetti
          Advanced Technology Center, Inc.(1)
 -10.8    Development, License and Purchase Agreement, effective as of
          December 19, 1994 (the "Cisco Agreement"), by and between
          Cisco Systems, Inc. and the Registrant, as amended by the
          First Amendment to the Cisco Agreement, effective as of
          January 30, 1996, and Amendment Number 2 to the Cisco
          Agreement, dated July 7, 1997.(1)
  10.9    Supplier Escrow Agreement, dated as of April 21, 1997, by
          and between the Registrant, Hitachi Computer Products
          (America), Inc. and SourceFile.(1)
  10.10   Loan and Security Agreement dated April 21, 1997, by and
          between Silicon Valley Bank and the Registrant.(2)
  10.11   Lease dated October 23, 1997, by and between New Boston Mill
          Road Limited Partnership and the Registrant.(2)
  10.12   Non-Recourse Receivables Purchase Agreement dated February
          9, 1998, by and between Silicon Valley Financial Services, a division of Silicon Valley Bank, and the Registrant.(3)
  10.13   Loan Agreement dated May 7, 1998 by and between Silicon
          Valley Bank and the Registrant.(4)
  10.14   Loan Modification Agreement dated May 4, 1999, by and
          between Silicon Valley Bank and the Registrant.(5)
  10.15   Lease, dated January 7, 2000, by and between Herman
          Christensen, Jr. and Raymond P. Christensen, and the
          Registrant.
  23.1    Consent of Independent Accountants.
  24.1    Power of Attorney (see Page 47).
  27.1    Financial Data Schedule.

---------------
 -  Confidential treatment granted with respect to certain portions.

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

(5) Previously files as exhibits to the Registrant's Form 10-Q (file No. 00-23023), filed with the Securities and Exchange Commission on May 11, 1999.

(d) FINANCIAL DATA SCHEDULES. See Item 14(a)(2) above.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2000                     MMC NETWORKS, INC.

                                          By:     /s/ DOUGLAS C. SPRENG
                                            ------------------------------------
                                                     Douglas C. Spreng
                                               President and Chief Executive
                                                           Officer

     Each person whose signature appears below constitutes and appoints Amos Wilnai and Douglas Spreng, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

/s/ AMOS WILNAI                                            Chairman of the Board        March 24, 2000
-----------------------------------------------------
Amos Wilnai

/s/ DOUGLAS C. SPRENG                                          President and            March 24, 2000
-----------------------------------------------------     Chief Executive Officer
Douglas C. Spreng

/s/ RICHARD C. YONKER                                  Vice President, Finance, and     March 24, 2000
-----------------------------------------------------     Chief Financial Officer
Richard C. Yonker                                        (Principal Financial and
                                                            Accounting Officer)

/s/ JOHN G. ADLER                                                Director               March 24, 2000
-----------------------------------------------------
John G. Adler

/s/ IRWIN FEDERMAN                                               Director               March 24, 2000
-----------------------------------------------------
Irwin Federman

/s/ ANDREW S. RAPPAPORT                                          Director               March 24, 2000
-----------------------------------------------------
Andrew S. Rappaport

/s/ GEOFFREY Y. YANG                                             Director               March 24, 2000
-----------------------------------------------------
Geoffrey Y. Yang

                               MMC NETWORKS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                 ADDITIONS      DEDUCTION
                                                  BALANCE AT     CHARGED TO        FROM        BALANCE
                                                  BEGINNING     STATEMENT OF    ALLOWANCE/     AT END
                                                  OF PERIOD      OPERATIONS      RESERVE      OF PERIOD
                                                  ----------    ------------    ----------    ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 1997....................     $133           $ 48            $--         $181
                                                     ====           ====            ==          ====
Year ended December 31, 1998....................     $181           $ --            $9          $172
                                                     ====           ====            ==          ====
Year ended December 31, 1999....................     $172           $250                        $422
                                                     ====           ====            ==          ====

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
   3.1    Amended and Restated Certificate of Incorporation filed on
          January 13, 1998.(2)
   3.2    Bylaws of the Registrant.(1)
   4.1    Form of Common Stock Certificate.(1)
  10.1    Form of Indemnification Agreement for directors and
          executive officers of the Registrant.(1)
 +10.2    1993 Stock Plan.(1)
 +10.3    1997 Employee Stock Purchase Plan.(1)
 +10.4    1997 Stock Plan.(1)
 +10.5    1997 Director Option Plan.(1)
  10.6    First Amended and Restated Shareholder Rights Agreement
          dated November 16, 1995, by and among the Registrant and the
          Shareholders named therein.(1)
  10.7    Sublease, dated June 14, 1996, by and between Olivetti
          Advanced Technology Center, Inc. and the Registrant, and the
          Lease Agreement, dated December 22, 1994, by and between
          Herman Christensen, Jr., Raymond Christensen and Olivetti
          Advanced Technology Center, Inc.(1)
 -10.8    Development, License and Purchase Agreement, effective as of
          December 19, 1994 (the "Cisco Agreement"), by and between
          Cisco Systems, Inc. and the Registrant, as amended by the
          First Amendment to the Cisco Agreement, effective as of
          January 30, 1996, and Amendment Number 2 to the Cisco
          Agreement, dated July 7, 1997.(1)
  10.9    Supplier Escrow Agreement, dated as of April 21, 1997, by
          and between the Registrant, Hitachi Computer Products
          (America), Inc. and SourceFile.(1)
  10.10   Loan and Security Agreement dated April 21, 1997, by and
          between Silicon Valley Bank and the Registrant.(2)
  10.11   Lease dated October 23, 1997, by and between New Boston Mill
          Road Limited Partnership and the Registrant.(2)
  10.12   Non-Recourse Receivables Purchase Agreement dated February
          9, 1998, by and between Silicon Valley Financial Services, a division of Silicon Valley Bank, and the Registrant.(3)
  10.13   Loan Agreement dated May 7, 1998 by and between Silicon
          Valley Bank and the Registrant.(4)
  10.14   Loan Modification Agreement dated May 4, 1999, by and
          between Silicon Valley Bank and the Registrant.(5)
  10.15   Lease, dated January 7, 2000, by and between Herman
          Christensen, Jr. and Raymond P. Christensen, and the
          Registrant.
  23.1    Consent of Independent Accountants.
  24.1    Power of Attorney (see Page 47).
  27.1    Financial Data Schedule.

---------------
 -  Confidential treatment granted with respect to certain portions.

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

(5) Previously files as exhibits to the Registrant's Form 10-Q (file No. 00-23023), filed with the Securities and Exchange Commission on May 11, 1999.