Form 10-Q
period 2000-03-31
MMC NETWORKS INC
filed 2000-05-15
CIK 1044660

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                       COMMISSION FILE NUMBER : 000-23023

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

                                 YES [X] NO [ ]

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF APRIL 28, 2000 WAS 32,653,229.


================================================================================

                               MMC NETWORKS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX


PART I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets at March 31, 2000
           and December 31, 1999............................................................... 3

           Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999....................................................... 4

           Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999....................................................... 5

            Notes to the Condensed Consolidated Financial Statements........................... 6

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of
      Operations............................................................................... 9

      Item 3. Quantitative and Qualitative Disclosures About Market Risk.......................17



PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings...............................................................18

      Item 2.  Changes in Securities and Use of Proceeds.......................................18

      Item 3.  Defaults Upon Senior Notes......................................................18

      Item 4.  Submission of Matters to a Vote of Security Holders.............................18

      Item 5.  Other Information...............................................................18

      Item 6.  Exhibits and Reports on Form 8-K................................................18

SIGNATURES.....................................................................................19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS




                               MMC NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                                            MARCH 31,         DECEMBER 31,
                                                                                              2000                1999
                                                                                          -------------       -------------
ASSETS
Current assets:
     Cash and cash equivalents .....................................................      $      35,174       $      13,484
     Short-term investments ........................................................             40,947              58,511
     Accounts receivable, net of allowances of $422, respectively...................              9,223               6,358
     Inventories ...................................................................              4,883               3,216
     Prepaid expenses and other current assets .....................................              3,772               6,374
                                                                                          -------------       -------------
        Total current assets .......................................................             93,999              87,943
Property and equipment, net ........................................................              8,419               8,222
Other assets .......................................................................                365                 230
                                                                                          -------------       -------------
                                                                                          $     102,783       $      96,395
                                                                                          =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..............................................................      $       6,251       $       4,725
     Accrued expenses ..............................................................              5,321               3,710
                                                                                          -------------       -------------
        Total current liabilities ..................................................             11,572               8,435
                                                                                          -------------       -------------

Stockholders' equity:
     Preferred Stock: $0.001 par value; 10,000 shares authorized; no
          shares issued or outstanding .............................................                 --                  --
     Common Stock: $0.001 par value; 100,000 shares authorized; 32,533
          and 31,871 shares issued and outstanding .................................                 28                  28
     Additional paid-in capital ....................................................             72,407              68,771
     Notes receivable from stockholders ............................................                (47)                (47)
     Retained earnings .............................................................             18,943              19,343
     Accumulated other comprehensive loss ..........................................               (120)               (135)
                                                                                          -------------       -------------
        Total stockholders' equity .................................................             91,211              87,960
                                                                                          -------------       -------------
                                                                                          $     102,783       $      96,395
                                                                                          =============       =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               MMC NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       -----------------------                     -
                                                                         2000           1999
                                                                       --------       --------

Revenues ........................................................      $ 12,639       $ 16,110
Cost of revenues ................................................         3,847          4,801
                                                                       --------       --------
          Gross profit ..........................................         8,792         11,309
                                                                       --------       --------

Operating expenses:
     Research and development ...................................         7,169          4,454
     Selling, general and administrative ........................         3,212          2,392
                                                                       --------       --------
          Total operating expenses ..............................        10,381          6,846
                                                                       --------       --------

Operating income (loss)  ........................................        (1,589)         4,463
     Interest income, net .......................................         1,000            654
                                                                       --------       --------

Income (loss) before income taxes ...............................          (589)         5,117
Provision for (benefit from) income taxes .......................          (189)         1,840
                                                                       --------       --------
Net income (loss)  ..............................................      $   (400)      $  3,277
                                                                       ========       ========

Basic income (loss) per share ...................................      $  (0.01)      $   0.11
                                                                       ========       ========
Shares used to compute basic income (loss) per share ............        32,207         30,329
                                                                       ========       ========

Diluted income (loss) per share .................................      $  (0.01)      $   0.10
                                                                       ========       ========
Shares used to compute diluted income (loss) per share ..........        32,207         33,499
                                                                       ========       ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               MMC NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                  -----------------------
                                                                                    2000           1999
                                                                                  --------       --------
Cash flows from operating activities:
     Net income (loss)  ....................................................      $   (400)      $  3,277
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation and amortization .....................................         1,144            688
         Changes in assets and liabilities:
             Accounts receivable ...........................................        (2,865)           862
             Inventories ...................................................        (1,667)          (513)
             Prepaid expenses and other assets .............................         2,467            301
             Accounts payable ..............................................         1,526           (146)
             Accrued expenses ..............................................         1,611            593
                                                                                  --------       --------

                 Net cash provided by operating activities .................         1,816          5,062
                                                                                  --------       --------

Cash flows from investing activities:
     Sale of short-term investments ........................................        17,579          7,320
     Acquisition of property and equipment .................................        (1,341)          (380)
                                                                                  --------       --------

                 Net cash used in investing activities .....................        16,238          6,940
                                                                                  --------       --------

Cash flows from financing activities:
     Proceeds from exercise of stock options and other .....................         3,636            442
     Principal payments on capital lease obligations .......................            --            (86)
                                                                                  --------       --------

                 Net cash provided by financing activities .................         3,636            356
                                                                                  --------       --------

Net increase in cash and cash equivalents ..................................        21,690         12,358
Cash and cash equivalents at beginning of period ...........................        13,484         31,452
                                                                                  --------       --------

Cash and cash equivalents at end of period .................................      $ 35,174       $ 43,810
                                                                                  ========       ========

SUPPLEMENTAL DISCLOSURE:
     Cash paid for interest ................................................      $     --       $     11
     Cash paid for income taxes ............................................      $     --       $  1,287


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

         The accompanying condensed consolidated financial statements and notes do not include certain information and footnote disclosures normally required under generally accepted accounting principles. Therefore, these condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

NOTE 2 - EARNINGS (LOSS)  PER SHARE

         For purpose of computing diluted earnings per share at March 31, 2000, weighted average common share equivalents do not include 3,244,563 stock options with an exercise price that exceeds the average fair market value of the Company's Common Stock for the period, because the effect would be antidilutive. The computations of basic and diluted earnings (loss) per share for the periods presented are as follows:



                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                          ---------------------------------
                                                                              2000                 1999
                                                                          -----------           -----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) available to common stockholders .............          $      (400)          $     3,277
                                                                          ===========           ===========

Shares used to compute basic income (loss) per share ...........               32,207                30,329
Effect of dilutive securities:
     Warrants ..................................................                   --                     5
     Stock options .............................................                   --                 3,165
                                                                          -----------           -----------
Shares used to compute diluted income (loss) per share .........               32,207                33,499
                                                                          ===========           ===========

Basic income (loss) per share ..................................          $     (0.01)          $      0.11
                                                                          ===========           ===========
Diluted income (loss) per share ................................          $     (0.01)          $      0.10
                                                                          ===========           ===========

                               MMC NETWORKS, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - COMPOSITION OF INVENTORIES


                                              MARCH 31,         DECEMBER 31,
                                                 2000              1999
                                            -------------      -------------
                                                     (IN THOUSANDS)
Inventories:
          Work in process ............      $       3,115      $       1,541
          Finished goods .............              1,768              1,675
                                            -------------      -------------
                                            $       4,883      $       3,216
                                            =============      =============




NOTE 4 - FINANCING AGREEMENTS AND OTHER COMMITMENTS

         The Company maintains a loan agreement with a bank that allows the Company to borrow up to $8.0 million. Borrowings bear interest at the bank's prime interest rate, which was 9% at March 31, 2000. The agreement requires that we comply with certain financial covenants. In the event of default, all outstanding borrowings will accrue interest at a rate of five percentage points above the rate effective immediately prior to a default. There have been no borrowings against the loan agreement since its inception in 1998. The loan agreement expires in July 2000.

         During 1999, the Company entered into an agreement with a software vendor. Under this agreement, the Company committed to pay $3.8 million over 3 years beginning April 1999 in exchange for the use of certain design software. As of March 31, 2000, $2.8 million remains outstanding under this commitment.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS
133, "Accounting for Derivative Instruments and Hedging Activities." SFAS
133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and can not be applied retroactively. The Company does not expect the adoption of SFAS 133 to have a material effect on the Company's operations or financial position.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the fiscal quarter beginning April 1, 2000, however earlier adoption is permitted. The Company does not expect the adoption of SFAS 133 to have a material effect on the Company's operations or financial position.

                               MMC NETWORKS, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

        In March 2000, the Financial Accounting Standard Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation", an interpretation of APB Opinion No. 25 ("APB 25"). FIN 44 clarifies the application of APB 25 for:

        a) the definition of "employee" for the purposes of applying APB 25,

        b) the criteria for determining whether a plan qualifies as a non-compensatory plan,

        c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and

        d) the accounting for an exchange of stock compensation awards in a business combination.

FIN44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. We believe that the impact of FIN 44 will not have a material effect on our financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with: (1) the interim condensed consolidated financial statements and the notes included in
Part I, Item 1 of this Quarterly Report on Form 10-Q and (2) the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 1999.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which reflect our current views with respect to future events which may impact our results of operations and financial condition. In this report, the words "anticipate", "believe", "expect", "intend" and similar expressions identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors, including those described below under the caption "Factors Affecting Future Results", which could cause our actual future results to differ materially from historical results or from those described in the forward-looking statements. We urge readers not to place undue reliance on these forward-looking statements, which reflect our outlook only as of the date of this report.

BACKGROUND

         MMC Networks, Inc. (the "Company" or "MMC") is a leading developer and supplier of Network Processing Platforms, including both Network Processors and Switch Fabrics, that allow network equipment vendors to more rapidly develop high-performance, feature-rich, cost-effective products supporting a broad range of networking functions.

         Network Processors are high-performance, software-programmable processors optimized for networking and communications applications. Switch Fabrics are high-capacity, software-configurable devices that provide central, high-speed interconnections among multiple processors or other devices. MMC's Network Processors and Switch Fabrics form the core silicon "engines" of LAN and WAN products for both Service Provider and Enterprise networks.

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

         The Company's products employ its proprietary nPcore(TM) network-optimized RISC processor core and its ViX(TM) interconnect architecture. These enable network equipment vendors to implement high-performance, value-added features in their switch and router products. MMC Networks' customers use the Company's Network Processor Platforms to develop and market multi-gigabit, wire-speed, policy-enabled, Layer 2-7 WAN and LAN switches and routers; wireless, cable, and dial-up access and aggregation platforms; Web switching; optical switching; security and firewall devices; Virtual Private Network (VPN) systems; Voice Over IP (VoIP) switching; ATM switches; and other communications platforms.

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


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      -----------------------
                                                                        2000           1999
                                                                      --------       --------
STATEMENT OF OPERATIONS DATA:
Revenues .......................................................         100.0%         100.0%
Cost of revenues ...............................................          30.4%          29.8%
                                                                      --------       --------
          Gross profit .........................................          69.6%          70.2%
                                                                      --------       --------
Operating expenses:
      Research and development .................................          56.7%          27.6%
      Selling, general and administrative ......................          25.4%          14.9%
                                                                      --------       --------
          Total operating expenses .............................          82.1%          42.5%
                                                                      --------       --------

Operating income (loss) ........................................        -12.6%           27.7%
      Interest income, net .....................................           7.9%           4.0%
                                                                      --------       --------
Income (loss) before income taxes ..............................         -4.7%           31.7%
Provision for (benefit from) income taxes ......................         -1.5%           11.4%
                                                                      --------       --------
Net income (loss) ..............................................         -3.2%           20.3%
                                                                      ========       ========



         Revenues. Revenues decreased to $12.6 million for the three months ended March 31, 2000 from $16.1 million for the three months ended March 31, 1999. Revenues increased during the first quarter of 2000 by $1.0 million in comparison to revenues for the fourth quarter of 1999 of $11.6 million.

         The decrease in first quarter revenues in 2000 compared to the same period a year ago is primarily due to two events. First, IBM, which accounted for 19% of revenues in the first quarter of 1999, announced during the third quarter of 1999 that it was closing down most of its network equipment business and informed MMC that it was ceasing the manufacture and sale of its network equipment products, which use MMC products. Revenues to IBM were zero in the first quarter of 2000.

        Second, Cisco, our largest customer in the first quarter of 1999 at 53% of revenues, decreased its purchases from MMC during the fourth quarter of 1999 and the first quarter of 2000, as it terminated a large program and decreased purchases while it consumed inventory already purchased. Revenues from Cisco were 45% of total revenues in the fourth quarter of 1999 and 35% of total revenues in the first quarter of 2000.

        Decreases in revenues from IBM and Cisco were partially offset by increases in revenues from other customers. Revenues from Nortel Networks increased to 24% of revenues in the first quarter of 2000, up from 18% in the fourth quarter of 1999 and 5% in the first quarter of 1999. Revenues from Fujitsu increased to 11% of revenues in the first quarter of 2000, up from under 10% in the fourth and first quarters of 1999. Revenues from ArrowPoint Communications increased to 8% of revenues in the first quarter of 2000, up from under 5% in the fourth and first quarters of 1999.

        Revenues in the first quarter of 2000 from the AnyFlow product line increased over those in the fourth and first quarters of 1999. In 2000, we expect that revenues from the AnyFlow product line will constitute most of the Company's revenue, as the ATM and PS product lines near the end of their life cycles.

         The Company may experience substantial period-to-period fluctuations in future operating results due to changes in demand for its products or due to the continued average sales price erosion that characterizes the data networking and semiconductor industries.

        Cost of Revenues; Gross Profit. Cost of revenues decreased to $3.8 million for the three months ended March 31, 2000 from $4.8 million for the three months ended March 31, 1999 as a result of decreased unit shipments. Gross margins declined slightly to 69.6% from 70.2% for the three months ended March 31, 2000 and 1999, respectively. We anticipate that gross margins will remain in the same range during the remainder of 2000.

         Research and Development Expense. Research and development expenses increased to $7.2 million for the three months ended March 31, 2000 from $4.5 million for the three months ended March 31, 1999. The increase is due primarily to increased new product development activity. As a percentage of total revenues, research and development expenses increased to 56.7% during the first three months of 2000 from 27.6% during the same period in 1999 due to the continued increase in research and development activity and the decrease in revenue from period to period. In 2000, we expect research and development expenses to continue to increase in absolute dollars, but to increase at a lower percentage rate than the expected rate of increase in revenues.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3.2 million for the three months ended March 31, 2000 from $2.4 million for the three months ended March 31, 1999 due primarily to the costs associated with additional personnel to provide customer support for new designs. As a percentage of total revenues, selling, general and administrative expenses increased to 25.4% for the three months ended March 31, 2000 from 14.9% for the three months ended March 31, 1999 due to the continued increase in selling, general and administrative activity and the decrease in revenue from period to period. In 2000, we expect selling, general and administrative expenses to continue to increase in absolute dollars, but to increase at a lower percentage rate than the expected rate of increase in revenues.

         Interest income, net. Interest income, net increased to $1.0 million for the three months ended March 31, 2000 from $654,000 for the three months ended March 31, 1999. Interest income, net consists of interest income, which is interest earned on average cash, cash equivalents and short-term investments, offset by interest expense. Interest income was $1.0 million for the three months ended March 31, 2000 and $665,000 for the three months ended March 31, 1999. The increase in interest income, net is due to increased cash and investment balances provided by cash flow from operations and the exercise of stock options.

         Provision for (Benefit from) Income Taxes. The Company recorded a benefit from income taxes of $189,000 for the three months ended March 31, 2000, compared to a provision for income taxes of $1.8 million for the three months ended March 31, 1999, reflecting effective rates of 32.0% and 34.0%, respectively. A benefit from income taxes was recorded for the first quarter of 2000 due to the loss before income taxes of $589,000 during that period, compared with a tax provision for income before taxes of $5.1 million in the first quarter of 1999. The decrease in the effective tax rate is due to increased Research and Development Tax Credits and an anticipated increase in operations in Israel, where we have qualified for certain low rates of taxation. The Company expects its effective tax rate to remain at about 32% during 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, the Company had cash, cash equivalents and short-term investments of $76.1 million, up from $72.0 million at December 31, 1999, an increase of $4.1 million. As of March 31, 2000, the Company had cash and cash equivalents of $35.2 million, up from $13.5 million at December 31, 2000. This $21.7 million increase in cash and cash equivalents was due to cash flows from operating activities of $1.8 million, $17.6 million in investing activities from the sale of short-term investments and $3.6 million in financing activities from the exercise of stock options. Property and equipment of $1.3 million was acquired during the first quarter of 2000.

         The Company maintains an $8.0 million credit facility with a bank, which expires in July 2000. Borrowings bear interest at the bank's prime rate. Our agreement with the bank requires compliance with certain financial covenants. In the event of default, all outstanding borrowings will accrue interest at a rate of five percentage points above the rate effective immediately prior to the default. The credit facility has not been used since its inception in 1998. The company intends to request that the bank renew the credit facility with terms similar to the current agreement.

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

FLUCTUATIONS IN OPERATING RESULTS. The Company's revenues and expenses have fluctuated significantly in the past and may continue to do so in the future. For example, revenues in the fourth quarter of 1999 fell to $11.6 million from $23.1 million in the previous quarter. Two events caused this decrease. First, IBM, one of our major customers, announced it was closing down most of its network equipment business and informed MMC that it was ceasing the manufacture and sale of its network equipment products that use MMC products. Second, Cisco, our largest customer in the first three quarters of 1999, decreased its purchases from MMC in the fourth quarter of 1999 and the first quarter of 2000 as it terminated a large program and decreased purchases while it consumed inventory already purchased.

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

         We expect the Company to continue to be dependent on a small number of customers for the majority of its sales. For example, in the first quarter of 2000 Cisco Systems accounted for 35% and Nortel Networks accounted for 24% of our revenues. This subjects the Company and its financial results to particular risks, including the loss of or reduction in sales to these customers, as occurred in the fourth quarter of 1999 when IBM informed the Company that it was ceasing the manufacture and sale of its network equipment products that use our products.

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

         LIMITED OPERATING HISTORY AS A PUBLIC COMPANY; NO ASSURANCE OF FUTURE Profitability. Although the Company experienced significant revenue growth in recent years and achieved profitability in each of the last four years through December 31, 1999, these results do not presume profitability and should not be considered indicative of future performance. For example, we recorded a net loss of $400,000 during the three month period ended March 31, 2000. There also is no assurance that the Company will be profitable in any future period.

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

         COMPETITION. The data networking and semiconductor industries are intensely competitive and are characterized by constant technological change, rapid rates of product obsolescence and price erosion. The Company's Network Processors and Switch Fabrics compete now or are expected to compete in the future with current or future products from companies such as Broadcom, Conexant, Galileo Technology, IBM, Intel, Lucent Technologies, Motorola, PMC-Sierra, SiTera, Texas Instruments and Vitesse Semiconductors (which announced in April 2000 its intent to acquire SiTera), as well as future start-up companies. Additional existing domestic and international semiconductor suppliers could also enter the market in the future. The Company could also face competition from suppliers of products based on new or emerging technologies. In addition, many of the Company's existing and potential customers, including Cisco, internally develop ASICs, general purpose processors, Network Processors, or other devices which attempt to perform some or all of the functions performed by the Company's products.

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

         DEPENDENCE ON GROWTH IN DEMAND FOR NETWORKING EQUIPMENT. The Company's future success is in large measure dependent on continued growth in the market for networking equipment, in particular the market for mid- to high-end switches and routers which are manufactured and sold by the Company's customers. The market for these products has in the past and may in the future fluctuate significantly based upon numerous factors, including:

         -        the lack of industry standards

         -        adoption of alternative technologies

         -        capital spending levels

         -        general economic conditions

         There can be no assurance of the rate, or extent to which, the networking equipment market will grow. The Company may experience a decline in demand for its products. Any decrease in the growth of the networking equipment market or decline in demand for the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We pay suppliers for expenses incurred by our subsidiary in Israel in local currency and also have a supplier contract that requires changes based on currency fluctuations. Therefore, the Company is subject to foreign currency rate exposure. Foreign currency rates fluctuate frequently and there is always a possibility that fluctuations could have a material impact on the Company's income or cash flows.

         As of March 31, 2000, the Company held a total of $70.9 million in marketable securities. These securities consisted primarily of commercial paper and securities issued or guaranteed by the U.S. government. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. The Company has the ability to hold its fixed income investments until maturity and therefore, the Company would not expect to recognize a decline in the fair value of the portfolio and the related adverse impact on income or cash flows.

         The Company currently does not use derivative financial instruments in its investment portfolio. The Company currently has no fixed-rate obligations and holds no equity securities. Thus the Company does not face risk of material adverse impact from market rate changes from these sources.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

           Exhibit No.              Description of Exhibit
           -----------              ----------------------

           27.1 Financial Data Schedule as of March 31, 2000 and for the three months then ended.

         Reports on Form 8-K

         The Company filed no reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Dated: May 11, 2000       MMC NETWORKS, INC.




                               By:     /s/ DOUGLAS C. SPRENG
                                   -----------------------------------------
                                               Douglas C. Spreng
                                                 President and
                                           Chief Executive Officer



                               By:     /s/ RICHARD C. YONKER
                                   -----------------------------------------
                                               Richard C. Yonker
                                         Vice President, Finance and
                                           Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.         Description of Exhibit
-----------         ----------------------
   27.1             Financial Data Schedule as of March 31, 2000 and for the
                    three months then ended.
