Form 10-Q
period 2000-06-30
MMC NETWORKS INC
filed 2000-07-24
CIK 1044660

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


                              1144 E. Arques Avenue
                               Sunnyvale, CA 94085
                         (Address of principal offices)
                                   (zip code)

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

                               Yes [X]   No [ ]

The number of shares outstanding of the issuer's common stock as of June 30, 2000 was 32,848,357.

================================================================================

                               MMC NETWORKS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                      INDEX

PART I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets at June 30, 2000
               and December 31, 1999 ...........................................    3

               Condensed Consolidated Statements of Operations for the three
               and six months ended June 30, 2000 and 1999 .....................    4

               Condensed Consolidated Statements of Cash Flows for the
               six months ended June 30, 2000 and 1999 .........................    5

               Notes to the Condensed Consolidated Financial Statements ........    6

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations .......................................    9

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......   17

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings ...............................................   19

      Item 2.  Changes in Securities and Use of Proceeds .......................   19

      Item 3.  Defaults Upon Senior Notes ......................................   19

      Item 4.  Submission of Matters to a Vote of Security Holders .............   19

      Item 5.  Other Information ...............................................   19

      Item 6.  Exhibits and Reports on Form 8-K ................................   19

SIGNATURES .....................................................................   20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS




                               MMC NETWORKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                   JUNE 30,       DECEMBER 31,
                                                                                    2000              1999
                                                                                  ---------       ------------
ASSETS
Current assets:
      Cash and cash equivalents ..........................................        $  40,744         $  13,484
      Short-term investments .............................................           33,412            58,511
      Accounts receivable, net of allowances of $422, at June and December           10,189             6,358
      Inventories ........................................................            4,722             3,216
      Prepaid expenses and other current assets ..........................            4,587             6,374
                                                                                  ---------         ---------
         Total current assets ............................................           93,654            87,943
Property and equipment, net ..............................................           10,100             8,222
Other assets .............................................................            1,521               230
                                                                                  ---------         ---------
                                                                                  $ 105,275         $  96,395
                                                                                  =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ...................................................        $   6,591         $   4,725
      Accrued expenses ...................................................            4,525             3,710
                                                                                  ---------         ---------
         Total current liabilities .......................................           11,116             8,435
                                                                                  ---------         ---------

Stockholders' equity:
      Preferred Stock: $0.001 par value; 10,000 shares authorized; no
           shares issued or outstanding ..................................                -                 -
      Common Stock: $0.001 par value; 100,000 shares authorized; 32,848
           and 31,871 shares issued and outstanding ......................               29                28
      Additional paid-in capital .........................................           74,372            68,771
      Notes receivable from stockholders .................................              (47)              (47)
      Retained earnings ..................................................           19,907            19,343
      Accumulated other comprehensive loss ...............................             (102)             (135)
                                                                                  ---------         ---------
         Total stockholders' equity ......................................           94,159            87,960
                                                                                  ---------         ---------
                                                                                  $ 105,275         $  96,395
                                                                                  =========         =========

              The accompanying notes are an integral part of these condensed consolidated financial statements.

                               MMC NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                       ------------------------        -------------------------
                                                         2000            1999            2000             1999
                                                       --------        --------        --------         --------
Revenues ......................................        $ 17,030        $ 19,323        $ 29,669         $ 35,433
Cost of revenues ..............................        $  5,013           5,667           8,860           10,468
                                                       --------        --------        --------         --------
            Gross profit ......................          12,017          13,656          20,809           24,965
                                                       --------        --------        --------         --------

Operating expenses:
      Research and development ................        $  7,913           5,256          15,082            9,710
      Selling, general and administrative .....           3,737           2,683           6,949            5,075
                                                       --------        --------        --------         --------
            Total operating expenses ..........          11,650           7,939          22,031           14,785

Operating income (loss) .......................             367           5,717          (1,222)          10,180
      Interest income, net ....................           1,050             691           2,050            1,345
                                                       --------        --------        --------         --------

Income before income taxes ....................           1,417           6,408             828           11,525
Provision for income taxes ....................             453           2,305             264            4,145
                                                       --------        --------        --------         --------
Net income ....................................        $    964        $  4,103        $    564         $  7,380
                                                       ========        ========        ========         ========

Basic income per share ........................        $   0.03        $   0.13        $   0.02         $   0.24
                                                       ========        ========        ========         ========
Shares used to compute basic income per share            32,738          30,716          32,472           30,523
                                                       ========        ========        ========         ========

Diluted income per share ......................        $   0.03        $   0.12        $   0.02         $   0.22
                                                       ========        ========        ========         ========
Shares used to compute diluted income per share          35,310          34,587          35,386           34,043
                                                       ========        ========        ========         ========



              The accompanying notes are an integral part of these condensed consolidated financial statements.

                               MMC NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                         -------------------------
                                                                           2000             1999
                                                                         --------         --------
Cash flows from operating activities:
     Net income .................................................        $    564         $  7,380
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization ...........................           2,358            1,448
        Changes in assets and liabilities:
           Accounts receivable ..................................          (3,831)               9
           Inventories ..........................................          (1,506)            (856)
           Prepaid expenses and other current assets ............           1,787              308
           Accounts payable .....................................           1,866            1,094
           Accrued expenses .....................................             815             (559)
                                                                         --------         --------

               Net cash provided by operating activities ........           2,053            8,824
                                                                         --------         --------

Cash flows from investing activities:
     Sale of short-term investments .............................          25,132            3,196
     Acquisition of property and equipment ......................          (4,236)          (1,814)
     Investment in convertible debenture ........................          (1,000)               -
     Other assets ...............................................            (291)             (99)
                                                                         --------         --------

               Net cash provided by investing activities ........          19,605            1,283
                                                                         --------         --------

Cash flows from financing activities:
     Proceeds from issuance of Common Stock, net ................           5,602            2,175
     Principal payments on capital lease obligations ............               -             (156)
                                                                         --------         --------

               Net cash provided by financing activities ........           5,602            2,019
                                                                         --------         --------

Net increase in cash and cash equivalents .......................          27,260           12,126
Cash and cash equivalents at beginning of period ................          13,484           31,452
                                                                         --------         --------

Cash and cash equivalents at end of period ......................        $ 40,744         $ 43,578
                                                                         ========         ========

Supplemental disclosure:
     Cash paid for interest .....................................        $      -         $     21
     Cash paid for income taxes .................................        $     50         $  4,664

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

NOTE 2 - EARNINGS PER SHARE

         The computations of basic and diluted earnings per share for the periods presented are as follows:

                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               ----------------------        ----------------------
                                                               JUNE 30,      JUNE 30,        JUNE 30,      JUNE 30,
                                                                2000           1999           2000           1999
                                                               -------        -------        -------        -------
                                                                      (in thousands, except per share data)
Net income available to common stockholders ...........        $   964        $ 4,103        $   564        $ 7,380
                                                               =======        =======        =======        =======

Shares used to compute basic income per share .........         32,738         30,716         32,472         30,523

Effect of dilutive securities:
     Stock options ....................................          2,572          3,871          2,914          3,520
                                                               -------        -------        -------        -------

Shares used to compute diluted income per share .......         35,310         34,587         35,386         34,043
                                                               =======        =======        =======        =======

Basic income per share ................................        $  0.03        $  0.13        $  0.02        $  0.24
                                                               =======        =======        =======        =======

Diluted income per share ..............................        $  0.03        $  0.12        $  0.02        $  0.22
                                                               =======        =======        =======        =======

                               MMC NETWORKS, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - COMPOSITION OF INVENTORIES

                                     JUNE 30,     DECEMBER 31,
                                       2000          1999
                                     --------     ------------
                                          (in thousands)
Inventories:
         Work in process .....        $2,951        $1,541
         Finished goods ......         1,771         1,675
                                      ------        ------
                                      $4,722        $3,216
                                      ======        ======

NOTE 4 - FINANCING AGREEMENTS AND OTHER COMMITMENTS

         The Company maintains a loan agreement with a bank that allows the Company to borrow up to $10.0 million. Borrowings bear interest at the bank's prime interest rate, which was 9.5% at June 30, 2000. The agreement requires that we comply with certain financial covenants. In the event of default, all outstanding borrowings will accrue interest at a rate of five percentage points above the rate effective immediately prior to a default. There have been no borrowings against the loan agreement since its inception in 1998. The loan agreement expires in May 2001.

         During 1999, the Company entered into an agreement with a software vendor. Under this agreement, the Company committed to pay $3.8 million over 3 years beginning April 1999 in exchange for the use of certain design software. As of June 30, 2000, $2.4 million remains outstanding under this commitment.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133,"Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. It requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains and losses be reported either in the statement of operations or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists. In July 1999, the FASB issued SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 deferred the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. Management does not believe that the adoption of SFAS 133 will have a material impact on its reported operations or financial position.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. On June 26, 2000, the SEC issued SAB 101B to provide registrants with additional time to implement guidance contained in SAB 101. SAB 101B delays the implementation date of SAB 101 until no later than the Company's fourth fiscal quarter of fiscal 2000. In various areas,

                               MMC NETWORKS, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

including revenue recognition, accounting standards and practices continue to evolve. Additionally, the SEC is preparing to issue interpretative guidance relating to SAB 101, and the FASB's Emerging Issues Task Force continues to address revenue related accounting issues. The management of the Company believes it is in compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact the Company's future accounting for its operations.

        In March 2000, the Financial Accounting Standard Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25 ("APB 25"). FIN 44 clarifies the application of APB 25 for:

        a) the definition of "employee" for the purposes of applying APB 25,

        b) the criteria for determining whether a plan qualifies as a non-compensatory plan,

        c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and

        d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. We believe that the impact of FIN 44 will not have a material effect on our financial position or results of operations of the Company.

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

BACKGROUND

        MMC Networks, Inc. (the "Company" or "MMC ") is a leading developer and supplier of Network Processing Platforms, including both Network Processors and Switch Fabrics, that allow network equipment vendors to more rapidly develop high-performance, feature-rich, cost-effective products supporting a broad range of networking functions.

        Network Processors are high-performance, software-programmable processors optimized for networking and communications applications. Switch Fabrics are high-capacity, software-configurable devices that provide central, high-speed interconnections among multiple processors or other devices. MMC's Network Processors and Switch Fabrics form the core silicon "engines" of WAN and LAN products for both Service Provider and Enterprise networks.

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

        The Company was incorporated in California in September 1992 and reincorporated in Delaware in October 1997. The Company's principal executive offices are located at 1144 East Arques Avenue, Sunnyvale, California 94085, and its telephone number is (408) 731-1600.

RESULTS OF OPERATIONS

The following table shows certain statement of operations data expressed as a percentage of our revenues.


                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        JUNE 30,                        JUNE 30,
                                              -------------------------       -------------------------
                                                 2000            1999            2000            1999
                                              ---------       ---------       ---------       ---------
STATEMENT OF OPERATIONS DATA:
Revenues ...............................          100.0%          100.0%          100.0%          100.0%
Cost of revenues .......................           29.4%           29.3%           29.9%           29.6%
                                              ---------       ---------       ---------       ---------
        Gross profit ...................           70.6%           70.7%           70.1%           70.4%
                                              ---------       ---------       ---------       ---------
Operating expenses:
     Research and development ..........           46.5%           27.2%           50.8%           27.4%
     Selling, general and administrative           21.9%           13.9%           23.4%           14.3%
                                              ---------       ---------       ---------       ---------
        Total operating expenses .......           68.4%           41.1%           74.2%           41.7%
                                              ---------       ---------       ---------       ---------
Operating income (loss) ................            2.2%           29.6%           -4.1%           28.7%
     Interest income, net ..............            6.1%            3.5%            6.9%            3.8%
                                              ---------       ---------       ---------       ---------
Income before income taxes .............            8.3%           33.1%            2.8%           32.5%
Provision for income taxes .............            2.6%           11.9%            0.9%           11.7%
                                              ---------       ---------       ---------       ---------
Net income .............................            5.7%           21.2%            1.9%           20.8%
                                              =========       =========       =========       =========


        Revenues. Revenues increased during the second quarter of 2000 by $4.4 million in comparison to revenues for the first quarter of 2000 of $12.6 million. Revenues decreased to $17.0 million for the three months ended June 30, 2000 from $19.3 million for the three months ended June 30, 1999. Revenues decreased to $29.7 million for the six months ended June 30, 2000 from $35.4 million for the same period in 1999.

        The decreases in second quarter revenues and first half revenues in 2000 compared to the same periods in 1999 are primarily due to two events. First, IBM, which accounted for 23% of revenues in the second quarter of 1999, announced during the third quarter of 1999 that it was closing down most of its network equipment business and informed MMC that it was ceasing the manufacture and sale of its network equipment products, which use MMC products. Revenues to IBM were zero in the first and second quarters of 2000.

        Second, Cisco Systems, our largest customer in the six months ended June 30, 1999 at 52% of revenues, decreased its purchases from MMC during the fourth quarter of 1999 and the first half of 2000, as it terminated a large program and decreased purchases while it consumed inventory already purchased. Revenues from Cisco were 45% of total revenues in the fourth quarter of 1999, 35% in the first quarter of 2000 and 25% in the second quarter of 2000. These revenues from Cisco exclude revenues from ArrowPoint Communications, which Cisco acquired on June 23, 2000.

        Decreases in revenues from IBM and Cisco were partially offset by increases in revenues from other customers. Revenues from ArrowPoint Communications increased to 8% of revenues in the first quarter of 2000 and 20% in the second quarter of 2000, up from under 5% in the fourth quarter of 1999. Revenues from Nortel Networks increased to 24% of revenues in the first quarter of 2000 and 23% of revenues in the second quarter of 2000, up from 18% in the fourth quarter of 1999. Revenues from Fujitsu increased to 11% of revenues in the first quarter of 2000 and 13% in the second quarter of 2000, up from under 5% in the fourth quarter of 1999.

               The Company may experience substantial period-to-period fluctuations in future operating results due to changes in demand for its products or due to the continued average sales price erosion that characterizes the data networking and semiconductor industries.

        Cost of Revenues; Gross Profit. Cost of revenues decreased to $5.0 million for the three months ended June 30, 2000 from $5.7 million for the three months ended June 30, 1999. Cost of revenues also decreased to $8.9 million for the first half of 2000 from $10.5 million for the same period in 1999. Decreased cost of revenues in both periods resulted from decreased unit shipments.

        Gross margin was 70.6% for the three months ended June 30, 2000, compared to 70.7% for the three months ended June 30, 1999. Gross margin for the six months ended June 30, 2000 was 70.1%, compared to 70.4% for the same period in 1999. We anticipate that gross margins will remain in the same range during the remainder of 2000.

        Research and Development Expense. Research and development expenses increased to $7.9 million for the three months ended June 30, 2000 from $5.3 million for the three months ended June 30, 1999. These expenses also increased to $15.1 million for the six months ended June 30, 2000 from $9.7 million during the same period in 1999. The increases in both 2000 periods are due primarily to increased new product development activity. As a percentage of total revenues, research and development expenses increased to 46.5% during the second quarter of 2000 from 27.2% during the same period in 1999, increased to 50.8% during the first half of 2000 from 27.4% in the same period in 1999 due to the continued increase in research and development activity and the decrease in revenue from period to period.

        In 2000, we expect research and development expenses to continue to increase in absolute dollars, but to increase at a lower percentage rate than the expected rate of increase in revenues.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3.7 million for the three months ended June 30, 2000 from $2.7 million for the three months ended June 30, 1999. These expenses also increased to $6.9 million for the six months ended June 30, 2000 from $5.1 million during the same period in 1999. The increases in both 2000 periods are due to increased headcount in selling, general and administrative functions and increased sales support functions.

        As a percentage of total revenues, selling, general and administrative expenses increased to 21.9% for the three months ended June 30, 2000 from 13.9% for the three months ended June 30, 1999. They also increased to 23.4% during the first half of 2000 from 14.3% in the same period in 1999. The increases in both 2000 periods are due to increased headcount in selling, general and administrative functions and increased sales support functions, and the decrease in revenue from period to period.

        In 2000, we expect selling, general and administrative expenses to continue to increase in absolute dollars, but to increase at a lower percentage rate than the expected rate of increase in revenues.

        Interest income, net. Interest income, net increased to $1.1 million for the three months ended June 30, 2000 from $691,000 for the three months ended June 30, 1999. Interest income, net increased to $2.1 million for the six months ended June 30, 2000 from $1.3 million during the same period in 1999. Interest income, net consists of interest income, which is interest earned on average cash, cash equivalents and short-term investments, offset by interest expense. Interest income, net consisted primarily of interest income for the periods presented. The increases in interest income, net are due to increased cash and investment balances provided by cash flow from operations and the exercise of stock options.

        Provision for Income Taxes. The provision for income taxes decreased to $453,000 for the three months ended June 30, 2000 from $2.3 million for the three months ended June 30, 1999, reflecting effective tax rates of 32% and 36%, respectively. The provision for income taxes decreased to $264,000 for the first half of 2000 from $4.1 million during the same period in 1999. The decrease in the provision for income taxes during both periods is due to the decrease in income before taxes and the decrease in the effective tax rate. The decrease in the effective tax rate is due to increased research and development tax credits and an anticipated increase in operations in Israel, where we have qualified for certain low rates of taxation. The Company expects its effective tax rate to remain at about 32% during 2000.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2000, the Company had cash, cash equivalents and short-term investments of $74.2 million compared to $72.0 million at December 31, 1999, an increase of $2.2 million. As of June 30, 2000, the Company had cash and cash equivalents of $40.7 million, up from $13.5 million at December 31, 1999. This $27.3 million increase in cash and cash equivalents was due to cash flows from operating activities of $2.1 million, $19.6 million in investing activities primarily from the sale of short-term investments and $5.6 million in financing activities from the exercise of stock options. Cash was used to acquire property and equipment of $4.2 million during the first half of 2000. During April 2000, we invested $1.0 million in a software development company in exchange for a debenture, convertible into common stock of the company.

        The Company maintains a $10.0 million credit facility with a bank, which expires in May 2001. Borrowings bear interest at the bank's prime rate. Our agreement with the bank requires compliance with certain financial covenants. In the event of default, all outstanding borrowings will accrue interest at a rate of five percentage points above the rate effective immediately prior to the default. The credit facility has not been used since its inception in 1998.

        We anticipate that a significant portion of future capital expenditures will be devoted to investment in design tool software and computer equipment on which the design software tools run.

        We believe that our existing cash balances together with the borrowing capacity under our credit facility and cash flow from future operations will be sufficient to meet our capital requirements through the next twelve months. It is possible that the Company could be required, or could elect, to seek to raise additional capital before such time. This is a forward-looking statement, and the actual period of time for which our resources will be sufficient will depend on many factors, including:

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

        FLUCTUATIONS IN OPERATING RESULTS. The Company's revenues and expenses have fluctuated significantly in the past and may continue to do so in the future. For example, revenues in the fourth quarter of 1999 fell to $11.6 million from $23.1 million in the previous quarter, resulting in a decrease in net income from $4.9 million to a loss of $427,000. Two events caused this decrease. First, IBM, one of our major customers, announced it was closing down most of its network equipment business and informed MMC that it was ceasing the manufacture and sale of its network equipment products that use MMC products. Second, Cisco, our largest customer in the first three quarters of 1999, decreased its purchases from MMC in the fourth quarter of 1999 and the first half of 2000 as it terminated a large program and decreased purchases while it consumed inventory already purchased.

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

        -       fluctuations in product life cycles

        -       delays in introducing new products

        -       introduction of new products by our competitors

        - variances in the timing and amount of non-recurring engineering funding and operating expenses

        -       intellectual property disputes

        A large portion of our operating expenses, including salaries, rent and software time license expenses, is fixed and difficult to reduce or change on short notice. Accordingly, if our total revenues do not meet our expectations, we may not be able to adjust our expenses quickly enough to compensate for the shortfall in revenues. This situation could have a negative effect on our business, financial condition and results of operations.

        CUSTOMER CONCENTRATION. A relatively small number of major network equipment vendors dominate the network equipment market. Accordingly, a small number of customers has accounted for a large portion of our revenues to date.

        We expect the Company to continue to be dependent on a small number of customers for the majority of its sales. For example, in the second quarter of 2000 Cisco Systems accounted for 25%, ArrowPoint Communications (which Cisco acquired on June 23, 2000) accounted for 20% and Nortel Networks accounted for 23% of our revenues. This subjects the Company and its financial results to particular risks, including the loss of or reduction in sales to these customers, as occurred in the fourth quarter of 1999 when IBM informed the Company that it was ceasing the manufacture and sale of its network equipment products that use our products.

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

        COMPETITION. The data networking and semiconductor industries are intensely competitive and are characterized by constant technological change, rapid rates of product obsolescence and price erosion. The Company's Network Processors and Switch Fabrics compete now or are expected to compete in the future with current or future products from companies such as Broadcom, Conexant, Galileo Technology, IBM, Intel, Lucent Technologies, Motorola, PMC-Sierra, Texas Instruments and Vitesse Semiconductors (which acquired SiTera on May 31, 2000), as well as future start-up companies. Additional existing domestic and international semiconductor suppliers could also enter the market in the future. The Company could also face competition from suppliers of products based on new or emerging technologies. In addition, many of the Company's existing and potential customers, including Cisco, internally develop ASICs, general purpose processors, Network Processors, or other devices which attempt to perform some or all of the functions performed by the Company's products.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We pay suppliers for expenses incurred by our subsidies in Israel and the United Kingdom in local currency and also have a supplier contract that requires changes based on currency fluctuations. Therefore, the Company is subject to foreign currency rate exposure. Foreign currency rates fluctuate frequently and there is always a possibility that fluctuations could have a material impact on the Company's income or cash flows.

        As of June 30, 2000, the Company held a total of $69.6 million in marketable securities. These securities consisted primarily of commercial paper and securities issued or guaranteed by the U.S. government. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. The Company has the ability to hold its fixed income investments until maturity and therefore, the Company would not expect to recognize a decline in the fair value of the portfolio and the related adverse impact on income or cash flows.

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Stockholders held on May 31, 2000, the stockholders voted to (1) elect two Class III directors to serve three-year terms and (2) ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for MMC for the fiscal year ending December 31, 2000.

        (1)     The Class III directors were elected with the following vote:


NOMINEE                  FOR          AGAINST
-------                  ---          -------
John G. Adler         28,024,698        15,810
Irwin Federman        24,970,205     3,070,303


        The terms of office of the following directors continued after the meeting: Douglas C. Spreng, Geoffrey Y. Yang, Andrew S. Rappaport and Amos Wilnai

        (2) The appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ended December 31, 2000 was ratified with the following vote:


                    For           Against      Abstentions
                    ---           -------      -----------
                28,026,455         7,580          6,473


ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits


           Exhibit No.        Description of Exhibit
           -----------        ----------------------
               27.1           Financial Data Schedule as of June 30, 2000 and
                              for the six months then ended.


        Reports on Form 8-K

The Company filed no reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Dated: July 21, 2000           MMC NETWORKS, INC.




                                  By:     /s/ DOUGLAS C. SPRENG
                                     ------------------------------------------
                                                 Douglas C. Spreng
                                                   President and
                                              Chief Executive Officer



                                  By:     /s/ RICHARD C. YONKER
                                     ------------------------------------------
                                                 Richard C. Yonker
                                            Vice President, Finance and
                                              Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

           Exhibit No.        Description of Exhibit
           -----------        ----------------------
               27.1           Financial Data Schedule as of June 30, 2000 and
                              for the six months then ended.